Form 10QSB
period 1995-09-30
SOUTHWEST CAPITAL CORP
filed 1996-02-27
CIK 217222

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1995

                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from_________________ to _________________

        Commission File Number: 0-8149

                      ___SOUTHWEST CAPITAL CORPORATION___
              (Exact name of small business issuer in its charter)

               ___New Mexico___                         __85-0169650__
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


                   ___1650 UNIVERSITY BLVD., N.E. SUITE 100__
                      ___ALBUQUERQUE, NEW MEXICO___87102__
               (Address of principal executive offices) (Zip Code)
                                  505-242-4561
               Registrant's telephone number, including area code
                                 Not Applicable
     (Former names, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___X_      No_____


     The number of shares outstanding of the Registrant's common stock, par value $ 0.00 per share, at November 10,1995 was 1,568,791 shares.


                         SOUTHWEST CAPITAL, CORPORATION
                                AND SUBSIDIARIES

                                     INDEX

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Condensed Consolidated Balance Sheets,
            September 30, 1995 (Unaudited) and December 31, 1994           3

            Condensed Consolidated Statements of Operations,
            Three Months Ended September 30, 1995 and 1994 (Unaudited)     4

            Condensed Consolidated  Statements of Cash Flows,
            Three Months Ended September 30, 1995 and 1994 (Unaudited)     5

            Notes to Consolidated Financial Statement (Unaudited)          6

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7

PART II.

    Item 3. Submission of Matters to a Vote of Security Holders            8

    Item 4. A report on Form 8-K was filed on July 3, 1995                 8

SIGNATURES                                                                 8


                                     PART I

                          Item 1. FINANCIAL STATEMENTS

                         SOUTHWEST CAPITAL, CORPORATION
                            CONDENSED BALANCE SHEETS


                                                    UNAUDITED         AUDITED
                                                  September 30,     DECEMBER 31
                                                      1995              1994
ASSETS

  CURRENT ASSETS
    Cash and Interest Bearing  Deposits ......     $     7,864      $    11,801
                                                   -----------      -----------
      Total Assets ...........................     $     7,864      $    11,801
                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS EQUITY

  CURRENT LIABILITIES
    Accrued Expenses .........................     $         0      $         0
    Accounts Payable .........................             945            2,755
    Notes Payable - Officers .................          10,000                0
                                                   -----------      -----------
      Total Current Liabilities ..............     $    10,945      $     2,755

SHAREHOLDERS EQUITY
    Common Stock, $0.00 par value,
      authorized: 10,000,000 shares
      authorized; 1,568,791 shares
      issued and outstanding .................       1,568,791        1,568,791
    Additional Paid in Capital ...............       1,659,054        1,659,054
    Accumulated Deficit ......................      (3,230,926)      (3,218,799)

      Total Stockholders Equity ..............          (3,081)           9,046
                                                   -----------      -----------
                                                   $     7,864      $    11,801
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements

                         SOUTHWEST CAPITAL, CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                           Three Months        Three Months        Nine  Months        Nine  Months
                                                              Ended               Ended               Ended               Ended
                                                          Sept. 30, 1995      Sept. 30, 1994      Sept. 30, 1995      Sept. 30, 1994
REVENUES
     Interest Income ...............................        $         0         $       103         $        74         $       433
                                                            -----------         -----------         -----------         -----------
                                                                      0                 103                  74                 433
                                                            -----------         -----------         -----------         -----------
EXPENSES
     General and administrative ....................              2,915               1,659              12,201               8,364
                                                            -----------         -----------         -----------         -----------
          Total expenses ...........................              2,915               1,659              12,201               8,364
                                                            -----------         -----------         -----------         -----------
Net (loss) .........................................             (2,915)             (1,556)            (12,127)             (7,931)
                                                            ===========         ===========         ===========         ===========

Earnings (loss) per common share: ..................              (.001)             (.0009)              (.007)              (.005)
                                                            ===========         ===========         ===========         ===========

Weighted Average Number of Shares ..................          1,568,791           1,568,791           1,568,791           1,568,791
                                                            ===========         ===========         ===========         ===========

           See accompanying notes to consolidated financial statement

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                    Three Months     Three Months     Nine  Months     Nine  Months
                                                                       Ended            Ended            Ended            Ended
                                                                   Sept. 30, 1995   Sept. 30, 1994   Sept. 30, 1995   Sept. 30, 1994
OPERATING ACTIVITIES
  Net Income (loss) from Operations ............................        $ (2,914)        $ (1,556)        $(12,127)        $ (7,931)
      Depreciation .............................................             184              502
      Change in Operating Assets and Liabilities ...............            (271)           8,190           (2,962)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ...............          (2,914)          (1,643)          (3,937)         (10,341)

     NET CASH PROVIDED (BY)
         Contract Receivable ...................................             355

     INCREASE (DECREASE) IN CASH
     AND INTEREST-BEARING DEPOSITS .............................          (2,924)          (1,643)          (3,937)          (9,986)

     CASH AND INTEREST- BEARING
     DEPOSITS AT BEG. OF PERIOD ................................          10,778           16,062           11,801           24,405
                                                                        --------         --------         --------         --------
     CASH AND INTEREST - BEARING
     DEPOSITS AT END OF PERIOD .................................        $  7,864         $ 14,419         $  7,864         $ 14,419
                                                                        ========         ========         ========         ========

           See accompanying notes to consolidated financial statements

                         SOUTHWEST CAPITAL, CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   UNAUDITED

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheets as of September 30, 1995 and December 31, 1994, the consolidated statement of operations for the nine months period ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine months periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, and 1994, and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Its suggested that these consolidated financial statements be read in conjunction with the consolidated financial filing of Securities & Exchange Commission Form 10-k. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the three month periods ended September 30, 1995 and 1994, respectively. Weighted average number of shares is calculated as follows for the three months ended September 30, 1995.

                                     Outstanding Number       Weighted Average
                                         of Shares                of Shares
              Date                      (Unchanged)              (Unchanged)

June 30, 1995 - September 30, 1995       1,568,791                1,568,791
                                         =========                =========

        Item 2. MANGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

     At September 30, 1995 the Company had cash and interest bearing assets of $7,864 and liabilities of $10,945.

     The Company is presently without significant income and its future is dependent upon the Company's obtaining moneys, through borrowings or through the sale of equities, to acquire or develop new business interests. There is no assurance that the Company, however, will be successful in raising new capital or securing an new business.

RESULTS OF OPERATIONS

     The Company's net loss of $12,127 for the period ended September 30, 1995 represents the excess of expense over revenue for the period.

     Operations for the quarter ended September 30, 1995 generated interest income on savings of $0.00 compared $103 for the quarter ended September 30, 1994. The Company had no other income during the quarter ended September 30, 1995. Total operating expenses for the quarter ended September 30, 1994 reveues for the period ended Setpember, 30, 1995 were $2,915 compared with $1,659 for the quarter ended September 30, 1995 were $74 compared $433 for the nine months ended September 30, 1994. In order to meet expenditures, the Registrant borrowed $10,000 from two of its' officers. Such borrowings are evidenced by a Demand Promissory notes.

     As the Company has incurred operating losses, no provision for income taxes was required for the quarter ended September 30, 1995.

                                    PART II.

ITEM 3          Submission of Matters to a Vote of Security Holders

     No matters were voted upon by Security Holders during the preceding reporting period.

ITEM  4         Exhibits and Reports of Form 8-K

     No reports were filed during the preceding reporting period.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Laurence S. Zipkin
__________________________________________________      November 10, 1995
Laurence S. Zipkin,  President


Alan R Geiwitz
__________________________________________________      November 10, 1995
Alan R.Geiwitz, Assistant Secretary