Form 10KSB
period 1995-12-31
SOUTHWEST CAPITAL CORP
filed 1996-04-16
CIK 217222

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _______________ to ____________

                         Commission File Number: 0-8149
                         SOUTHWEST CAPITAL CORPORATION
                (Exact of small business issuer in its charter)

             New Mexico                                85-0272154
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 identification no.)

   1650 University Blvd., N.E., Suite 100, Albuquerque, New Mexico     87102
            (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: 505-243-4949

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:
$No Par Value Common Stock
    (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for its most recent fiscal year. $79

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $711,291 on March 15, 1996.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $no par value common stock as of March 15, 1996: 1,568,791

                                     PART I

Item 1. Business.

Company's Historic Development.

     Southwest Capital Corporation (the "Company") was formed in 1964 under the laws of the State of New Mexico as a small loan company. During 1977, the Company quit the small loan business and began purchasing contracts receivable secured by real estate. In January of 1976, the Company formed a subsidiary corporation under the laws of the State of New Mexico, Southwest Capital Investments, Inc., which, in April of 1976, was granted authority to participate in the Small Business Administration's Small Business Investment program. In January of 1980, the Company acquired a California corporation which was in the business of making small loans to small businesses. Subsequently, this subsidiary was consolidated with Southwest Capital Investments, Inc. and relocated to the company's corporate offices in Albuquerque, New Mexico.
Southwest Capital Investments, Inc. was managed by the Company as a Small Business Investment Company through the date of its disposal by the Company as discussed below.

     The Company operated Southwest Capital Investments, Inc., ("SCII") as a small business investment company ("SBIC") licensed with the Small Business Administration ("SBA") and the Company was a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "40 Act"). SCII's income and assets continually declined and in April, 1989, it was informed by the SBA that its capital was impaired.

     Management was unable to find additional capital for SCII and determined that it would be in the Company's best interest to divest itself of SC1I and to acquire a new business. Following the decision to sell SCII, Martin J. Roe, the Company's President and a Director, offered to exchange 125,000 shares of Company common stock, which occured following approval by the SBA of the transfer of the license to Mr. Roe. Subsequently, in 1991 SCII surrendered its license to SBA and began a liquidation of its assets under the supervision of the SBA.

     Effective June 30, 1989, the Company acquired all of the issued and outstanding common stock of Beef Technologies, Inc. ("BTI"), a New Mexico corporation that had been organized on June 9, 1989, to exploit certain technology and business plans related to the production and marketing of lean, low cholesterol beef, a process developed by George W. Rhodes. The Company issued 800,000 of its common shares for the BTI shares. As a part of that transaction, George W. Rhodes and James T. McWilliams, the prior owners of BTI, were appointed to the Company's Board of Directors and all of the persons who were Company officers of directors prior to the BTI acquisition resigned.

     In April of 1991, the Company instituted a pilot program utilizing the BTI technology. Although the quality of the beef was excellent, the Company was unable to secure any significant purchase commitments at the premiums necessary to assure profitable margins to the Company. Such contracts were necessary to attract new capital necessary to fund a commercially scaled beef program. As a result, once the pilot program was concluded, efforts by management to further exploit the technology were terminated.

     On March 23, 1995, Messrs Rhodes and McWilliams each sold 350,000 shares of the Company's stock owned by them to four individuals. At the 1995 meeting of Company shareholders the purchasers of those shares were elected to the Board of Directors and were then appointed by the Board to the management positions now held by them.

     The current management has actively solicited and pursued investment possibilities in the form of acquisition of privately held business . To date several companies have been analyzed as potential acquisition candidates, however, as of this date, no agreement has been reached with any of the
companies   with  whom  the  Company  has  engaged  in   acquisition  or  merger
discussions.

Item 2. Description of Properties.

     The  Company  utilizes  office  space  at  1650  University  Blvd.,   N.E.,
Albuquerque, New Mexico 87102. The space utilized by the Company is negligible and it pays no rent for its use.

Item 3. Legal Proceedings.

     Insofar as known to the Company's management, there are no legal or administrative proceedings now pending, threatened, or unsatisfied judgments outstanding which have not been provided for in any court or agency to which the Company or any of its officers or directors, in such capacity, are or may be a party.

Item 4. Submission of Matters to a Vote of Securities Holders.

     No matters were submitted to a vote of shareholders during the fourth quarter of the company's fiscal year

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has been listed in by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board under the symbol "SWCC". The high and low bid prices during each quarter of 1994 and 1995 are as follows (based on an estimated market value of $0.08 per share)

             1994       high   low        1995        high     low

        first quarter  $0.25  $0.25   first quarter  $0.25    $0.125
        second quarter $0.25  $0.25   second quarter $1.125   $0.50
        third quarter  $0.25  $0.25   third quarter  $1.125   $1.00
        fourth quarter $0.25  $0.25   fourth quarter $1.125   $1.00

     There were approximately 900 holders of the Company's common stock on December 31, 1995. The Company has paid no dividends on its common stock for more than the past five years, including the fiscal year ended December 31, 1995.

Item 6. Management s Discussion and Analysis of Financial Condition and Results of Operations.

     The following paragraphs present Management's discussion and analysis of the financial condition and results of operations of the Company at the present time.

Liquidity and Capital Resources

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its cash needs.

     At December 31, 1995, the Company had cash and interest bearing assets of $7,250 and liabilities of $11,898 which includes a loan of $10,000 made to the Company by its current management. The Company has no employees and is dependent on the efforts of its officers and directors, who are engaged full time in other activities, endeavors and professions.

     The Company is presently without significant income. Based on the present level of operations, management believes that the Company has sufficient funds on hand to maintain the Company for the current year . Management continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital.

Results of Operations

     The Company's net loss of $13,694 for 1995 represents interest, operating general and administrative costs for the previous twelve months. Interest income decreased from $521 collected during 1994 to $79 collected in 1995 due primarily to the reduction of company funds in interest bearing accounts..

     Interest expense incurred in 1995 was $667 and no interest expense was incurred during 1994. General and administrative expenses increased from $13,050 incurred in 1994 to $13,106 in 1995 which increase was primarily due to annual meeting expenses. General and Administrative costs are primarily due to the cost of retaining an independent stock transfer company to transfer the stock of the Company, the retention of outside accounting services and independent outside auditors as well as costs associated with shareholder expense.

     The Company's net loss of $13,694 in 1995 represents an increase of $1,165 from the $12,529 loss recorded in 1994. This increase resulted primarily from the recording of interest expense associated with the $10,000 borrowings of the Company. Income earned in 1995 was from interest on its cash, while expenses were comprised of the cost of general and administrative expenses. Interest income decreased by $442 from 1994 as a result of decrease in cash held by the Company.

ITEM 7: Financial Consolidated Statements and Supplementary Data.

               Report of Independent Certified Public Accountants

The Stockholders
Southwest Capital Corporation

We have audited the accompanying consolidated balance sheet of Southwest Capital Corporation and Subsidiary, as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Capital Corporation and Subsidiary, as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        GRANT THORNTON LLP

Oklahoma City, Oklahoma
April 3, 1996

The Board of Directors and Stockholders
Southwest Capital Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Southwest Capital Corporation and subsidiary for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missstatement. An autit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement position. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Southwest Capital Corporation and subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

Albuquerque, New Mexico
March 14, 1995.


                         Southwest Capital Corporation
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1995


               ASSETS

CURRENT ASSETS
     Cash .................................................         $     7,250
                                                                    ===========
   LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable ......................................         $     1.231
    Accrued liabilities ...................................                 667
                                                                    -----------
          Total current liabilities .......................               1,898

NOTES PAYABLE TO RELATED PARTIES (note B) .................              10,000

STOCKHOLDERS' DEFICIT
   Common stock - no par value;
    authorized, 10,000,000 shares; issued
    and outstanding, 1,568,791 shares .....................           1,568,791
   Preferred stock - no par value;
    authorized, 3,000,000 shares; issued
    and outstanding, none
   Additional paid-in capital .............................           1,659,054
   Accumulated deficit ....................................          (3,232,493)
                                                                    -----------
                                                                         (4,648)
                                                                    -----------
                                                                    $     7,250
                                                                    ===========

The accompanying notes are an integral part of these statements.

                          Southwest Capital Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                        1995            1994
                                                    -----------     -----------

Revenues - interest ............................    $        79     $       521

Expenses
     General and administrative ................         13,106          13,050
     Interest ..................................            667            --
                                                    -----------     -----------
                                                         13,773          13,050
                                                    -----------     -----------

          NET LOSS .............................    $   (13,694)    $   (12,529)
                                                    ===========     ===========

Net loss per common share ......................    $      (.01)    $      (.01)
                                                    ===========     ===========

Weighted average common shares outstanding .....      1,568,791       1,568,791
                                                    ===========     ===========

The accompanying notes are an integral part of these statements.

                          Southwest Capital Corporation
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 1995 and 1994

                                                           Additional
                                      Common stock           paid-in     Accumulated
                                  Shares        Amount       capital       deficit         Total
                               -----------   -----------   -----------   -----------    -----------
Balance at January 1, 1994 .     1,568,791   $ 1,568,791   $ 1,659,054   $(3,206,270)   $    21,575

Net loss for 1994 ..........          --            --            --         (12,529)       (12,529)
                               -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1994     1,568,791     1,568,791     1,659,054    (3,218,799)         9,046

Net loss for 1995 ..........          --            --            --          13,694)       (13,694)
                               -----------   -----------   -----------   -----------    -----------
Balance at December 31, 1995     1,568,791   $ 1,568,791   $ 1,659,054   $(3,232,493)   $    (4,648)
                               ===========   ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these statements.

                          Southwest Capital Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                    1995        1994
Increase (Decrease) in Cash                                       --------    --------
Cash flows from operating activities
   Net loss ...................................................   $(13,694)   $(12,529)
      Adjustments to reconcile net loss to net cash used in
         operating activities
         Depreciation and amortization ........................       --           718
          Changes in operating assets and liabilities
           Decrease in other assets ...........................       --             3
           Decrease in accounts payable and accrued liabilities       (857)     (1,151)
                                                                  --------    --------
          Net cash used in operating activities ...............    (14,551)    (12,959)

Cash flows from investing activities
 Principal collected on real estate contracts and other loans
  receivable ..................................................       --           355

Cash flows from financing activities
 Proceeds from notes payable ..................................     10,000        --
                                                                  --------    --------
        NET DECREASE IN CASH ..................................     (4,551)    (12,604)

Cash at beginning of year .....................................     11,801      24,405
                                                                  --------    --------
Cash at end of year ...........................................   $  7.250    $ 11,801
                                                                  ========    ========

The accompanying notes are an integral part of these statements.

                          Southwest Capital Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     Southwest Capital Corporation (the "Company"), a New Mexico corporation, acts primarily as a holding company and has had no business operations since 1992. At December 31, 1995, the Company's activities generally consist of paying general and administrative costs of the Company. At present, the Company has no employees and is wholly dependent on the endeavors, and professions.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

   1.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Beef Technologies, Inc. All significant intercompany transactions and balances have been eliminated.

   2.  Loss per Share

     Loss per share was computed using the weighted average number of common shares outstanding.

   3.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B - NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties are comprised of two $5,000 uncollateralized notes bearing interest at 10%, due to two individuals who are officers, directors, and stockholders. The notes have no specified payment terms but are not callable until after December 31, 1996.

NOTE C - INCOME TAXES

     Income taxes are accounted for under Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using the presently enacted tax rates.

     The Company files a consolidated income tax return. Net operating losses, subject to certain limitations, are available to offset future taxable income and income taxes payable, if any.

     At December 31, 1995, the Company's consolidated net operating loss carryforwards were approximately $310,000 for tax reporting purposes. These carryforwards, if not utilized, will expire in the years 2000 through 2010. At December 31, 1995 and 1994, the Company had deferred tax assets related to net operating loss carryforwards of approximately $120,000 and $109,000, respectively. The deferred tax assets have been completely eliminated through a valuation allowance as the Company cannot currently conclude that it is more likely than not that the benefit will be realized.

NOTE D - FINANCIAL INSTRUMENTS

     The following table includes various estimated fair value information as of December 31, 1995 as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the financial statements.

     All of the Company's financial instruments are held for purposes other than trading.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   1.  Cash
       ----
     The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

   2.  Notes Payable
       -------------
     These amounts have no fixed maturities and it is not practicable to estimate fair value.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                          Carrying     Estimated
                                                           amount     fair value
                                                          --------    ----------
       Financial assets
         Cash                                              $  7,250    $  7,250
       Financial liabilities
         Notes payable for which it is not practicable to
            estimate fair value                             (10,000)        -

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     By letter dated March 15, 1996, the Registrant's former principal auditors, KPMG Peat Marwick resigned and will not continue to act in that capacity or to audit the Registrant's books and records for the year ended December 31, 1995.

     a) KPMG Peat Marwick served as the Registrant's principal accountant for the fiscal years ended December 31, 1993 and 1994. KPMG Peat Marwick's reports on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion or were qualified or modified as to disclosure, uncertainty, audit scope, or accounting principles.

     (b) On March 28, 1996, the Registrant retained the services of Grant Thornton to act as its principal accountant to audit its books and records for the fiscal year ended December 31, 1995. The Registrant has never had any consultation with Grant Thornton of the type described in Paragraph (a)(2) of
Item 304 of Regulation S-K.

     b) At no time during the Registrant's two most recent fiscal years or during the interim period from December 31, 1996 through the date of KPMG Peat Marwick's resignation on March 15, 1996, was there any disagreement between the Registrant and KPMG Peat Marwick of the type described in paragraph (a)(1)(iv) of Item 304 of Regulation S-K, nor during those same periods was there any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K..

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

     The following individuals are the Company's directors and executive of officers:
         Name              Age       Positions held with Company
         ----              ---       ---------------------------
   Laurence S. Zipkin      56        Director and President
   Nasser Kazeminy         54        Director, Secretary/Treasurer
   Alan R. Geiwitz         45        Director, Vice President

     Background information about each director and executive officer is as follows:

Laurence S. Zipkin, became a director of the Company at the time of acquisition of company shares from Messrs. Rhodes and McWilliams on March 23, 1995. Since 1988, Mr. Zipkin has been a stock broker associated with Equity Securities Trading Co., Inc., a Minnesota corporation involved in the sale of securities, initial public offerings of securities and which also acts as a clearing house for smaller securities firms. Mr. Zipkin is currently an Executive Vice-President of Equity Securities and became a shareholder of the firm during the first half of 1994. From 1986 to 1988, when Mr. Zipkin joined Equity Securities, he had been associated as stock broker with Anthony Investments, a stock brokerage firm based in Phoenix, Arizona He attended the University of Pennsylvania, Wharton School from 1958 through 1960

Nassar Kazeminy, became a Director of the Company and Secretary/Treasurer at the time of acquisition of company shares from Messrs. Rhodes and McWilliams on March 23, 1995. Since 1980, Mr. Kazeminy founded and acquired a number of privately held businesses encompassing areas in technology, litigation, information services, health care administration, finance and leasing. Mr. Kazeminy serves as Chairman of the Board and Chief Executive Officer of NJK Holding Corporation, NJK Associates and NJK Investment Partnership, each headquartered in Minneapolis, Minnesota NJK Holding Corporation's investment includes nine individual companies that are world-wide and maintain customers who are Fortune 500 and Service 100 corporations. Prior to 1980, Mr. Kazeminy was engaged in various management positions with Control Data Corporation and Honeywell, both in the United States and Great Britain.

Alan R. Geiwitz became a director of the Company and Vice President at the time of acquisition of company shares from Messrs. Rhodes and McWilliams on March 23, 1995. Since 1982, Mr. Geiwitz has been President and Director of Orion Financial Corp., which is based in Minneapolis, Minnesota. Orion Financial provides middle market corporate financial assistance including merger and acquisition, debt and equity placements and direct investments to a variety of public and private companies. Prior to forming Orion Financial, Mr.. Geiwitz was a manager of a commercial lending division which handled manufacturing, wholesale and leasing companies at Norwest Bank Minnesota, NA. Mr.. Geiwitz is also a member of the Board of Directors of Midwest Financial Services, Inc. ( commercial finance company ), Gaming Equipment Finance Corp. ( provides financing for gaming equipment manufacturers ) and BMD Company, Inc. ( re-manufacturer and distributor of parts for agricultural equipment).

Item 10. Executive Compensation.

     The  following  table  sets  forth  certain   information   concerning  the
remuneration paid by the Company for the fiscal year ended December 31, 1995 No past or current officer or director received any remuneration during the year.

                     Number         Salaries and                 Other Forms
Capacities in        of Persons     Directors       Insurance         of
Which Served         in Group       Fees            Benefits     Remuneration
- ------------         --------       ----            --------     ------------

Directors            3              -0-             -0-          -0-
Executive Officers   3              -0-             -0-          -0-

All Officers and
Directors as a Group 3              -0-             -0-          -0-

     Other than the remuneration discussed above, the Company has no retirement, pension, profit sharing, stock option or similar program for the benefit of its of officers, Directors or employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management:

     The following table sets forth, as of April 5, 1996 the beneficial ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding Common Stock and the shares of Common Stock owned by each nominee and all officers and Directors as a group. Each person has sole voting and investment power as to all shares unless otherwise indicated.

DIRECTORS

  (1)                 (2)                               (3)              (4)
                 Name and address                amount and Nature
Title of               of                               of              Percent
Class            Beneficial Owner                beneficial Ownership   of Class
- -----            ----------------                --------------------   --------

$no par value    Laurence S. Zipkin                250,000 direct       15.94
common stock     400 North Lilac Drive
                 Golden Valley, Minnesota 55422

$no par value    Nasser Kazeminey                  250,000 direct       15.94
common stock     7803 Glenroy Rd.
                 Bloomington, Minnesota 55469

$no par value    Alan R. Geiwitz                   100,000 indirect *    6.37
                 1450 Lincoln Centre
                 333 South Seventh Street
                 Minneapolis, Minnesota 55402

All Directors and Officers as a group              600,000 direct       38.25

OTHERS:
- -------
$no par value         Realco, Inc.                 257,530 **           16.42
common stock          Investment Company            direct & indirect
                      1650 University NE, Suite 100
                      Albuquerque, NM 87102

* Includes 100,000 shares owned by the Orion Financial Corp. Money Purchase Pension Plan of which Alan R. Geiwitz is a beneficiary.
** Include 30 shares owned by its President and 100,000 shares owned by the retirement plan of the President.

Item 12: Certain Relationships and Related Transactions.

Transactions with Management.

   None.

Transactions with Others.

   None

                                    PART IV

Item 13: Exhibits and Reports on Form 8-K

     (a) Exhibits:

     The following documents are incorporated by reference to the Company's Form 10 Registration Statement under the Securities Exchange Act of 1934: a. Articles of Incorporation; b. Bylaws; c. Instruments defining rights of security holders, including indentures; d. Material contracts; e. Subsidiaries of Company and f. Additional Exhibits.

     (11) Statement re computation of per share earnings. See Note 2 to the financial statements.

     No other exhibits are required by Regulation S-B.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST CAPITAL CORPORATION

Laurence S. Zipkin                                  March 31, 1996
__________________________
Laurence S. Zipkin
President and Chief Executive Officer


     Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST CAPITAL CORPORATION

Nasser Kazemine                                     March 31, 1996
__________________________
Nasser Kazemine
Secretary/Treasurer and director

Alan R. Geiwitz                                     March 31, 1996
__________________________
Alan R. Geiwitz
Vice President and Director