Form 10QSB
period 1996-03-31
SOUTHWEST CAPITAL CORP
filed 1996-05-08
CIK 217222

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to ____________

 Commission File Number: 0-8149



                         SOUTHWEST CAPITAL CORPORATION
              (Exact name of small business issuer in its charter)

              New Mexico                               85-0169650
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

 1650 University NE, Suite 100, Albuquerque, NM           87102
   (Address of principal executive offices)             (Zip Code)

                                  505-884-7161
                 Issuer's telephone number, including area code

                                 Not Applicable
(Former names, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No___

The number of shares outstanding of the issuer's common stock, par value $1.00 per share, at March 31, 1996 was 1,568,791 shares.

Transitional Small Business Format (check one) Yes [  ] No [XX]


                                     PART I


Item 1. Financial Statements

                         SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                   UNAUDITED


                                                                      March 31,
                                                                        1996
                                                                        ----
ASSETS

CURRENT ASSETS

     Cash and Interest Bearing Deposits .....................       $     6,321
                                                                    -----------
                                                                    $     6,321
                                                                    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

     Accrued Expenses .......................................       $     1,861
     Accounts Payable .......................................               286
                                                                    -----------
          Total current liabilities .........................             2,147


NOTES PAYABLE TO RELATED PARTIES ............................            10,000

SHAREHOLDER'S DEFICIT
     Common Stock, no par value; authorized,
     10,000,000 shares; issued and outstanding,
     1,568,791 shares .......................................         1,568,791
     Preferred stock - no par value; authorized,
     3,000,000 shares; issued and outstanding,
     none
     Additional paid-in capital .............................         1,659,054
     Accumulated deficit ....................................        (3,233,671)
                                                                    -----------
                                                                    $     6,321
                                                                    ===========

          See accompanying notes to consolidated financial statements


                         SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     March 31        March 31
                                                       1996            1995
                                                       ----            ----
REVENUES
     Interest Income ...........................    $         0     $        63
                                                    -----------     -----------
                                                              0              63
                                                    -----------     -----------
EXPENSES
     General and Administrative ................            929           1,766
     Interest ..................................            249               0
                                                    -----------     -----------
                                                          1,178           1,703
                                                    -----------     -----------

          NET LOSS .............................    $    (1,178)    $    (1,703)
                                                    ===========     ===========


Net loss per common share ......................    $      -        $      -


Weighted average common shares outstanding .....      1,568,791       1,568,791


          See accompanying notes to consolidated financial statements


                         SOUTHWEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                Three Months      Three Months
                                                   Ended             Ended
                                                  March 31          March 31
                                                    1996              1995
                                                    ----              ----
OPERATING ACTIVITIES
     Net Income (Loss) from
          Operations .........................        $ (1,178)        $ (1,703)
     Change in Operating Assets
          and Liabilities ....................             249           (1,808)
                                                      --------         --------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES ......................            (929)          (3,511)

DECREASE IN CASH .............................            (929)          (3,511)

Cash at Beginning of Period ..................           7,250           11,801
                                                      --------         --------

CASH AT END OF PERIOD ........................        $  6,321         $  8,290
                                                      ========         ========

          See accompanying notes to consolidated financial statements


                         SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

                                   UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1995 filing on Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the three month periods ended March 31, 1996 and 1995, respectively.

NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are comprised of two $5,000 uncollateralized notes bearing interest at 10%, due to two individuals who are officers, directors and shareholders. The notes have no specified payment terms but are not callable until after December 31, 1996.


Item 2. Management's Discussion and analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

At March 31, 1996, the Company has cash of $6,321 and liabilities of $12,147.

The Company is presently without income and its future is dependent upon the Company's obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. Management continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital or securing a new business.

RESULTS OF OPERATIONS
- ---------------------

The Company's net loss of $1,178 for the period ended March 31, 1996 represents the excess of expense over revenue for the period.

Operations for the quarter ended March 31, 1996 generated no income compared with $63 for the quarter ended March 31, 1995. Total operating expenses for the quarter ended March 31, 1996 were $1,178 including accrued interest compared with $1,766 for the quarter ended March 31, 1995.

As the Company has incurred substantial operating losses in the past and has significant net operating loss carry forwards, no provision for income taxes was required for the quarters ended March 31, 1996 and 1995.


                                    PART II

Item 1.  Legal Proceedings

               None

Item 2.  Changes in Securities

               None

Item 3.  Defaults Upon Senior Securities

               None

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K

               None


                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHWEST CAPITAL CORPORATION



BY:                                     Laurence S. Zipkin
                                        -----------------------------
                                        Laurence S. Zipkin, President

BY:                                     Alan R. Geiwitz
                                        ------------------------------------
                                        Alan R. Geiwitz, Assistant Secretary

DATE:  May 6, 1996