Form 10QSB
period 1996-09-30
SOUTHWEST CAPITAL CORP
filed 1996-11-13
CIK 217222

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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

Yes _X_  No___

The number of shares outstanding of the issuer's common stock, par value $1.00 per share, at November 10,1996 was 1,568,791 shares.

Transitional Small Business Format (check one) Yes [  ] No [XX]


                                     PART I


Item 1. Financial Statements

                         SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                   UNAUDITED


                                                                      Sept. 30,
                                                                        1996
                                                                        ----
ASSETS

CURRENT ASSETS

     Cash and Interest Bearing Deposits .....................       $      965
                                                                    -----------
                                                                    $      965
                                                                    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

     Accrued Expenses .......................................       $     2,360
     Accounts Payable .......................................               286
                                                                    -----------
          Total current liabilities .........................             2,646


NOTES PAYABLE TO RELATED PARTIES ............................            10,000

SHAREHOLDER'S DEFICIT
     Common Stock, no par value; authorized,
     10,000,000 shares; issued and outstanding,
     1,568,791 shares .......................................         1,568,791
     Preferred stock - no par value; authorized,
     3,000,000 shares; issued and outstanding,none
     Additional paid-in capital .............................         1,659,054
     Accumulated deficit ....................................        (3,239,526)
                                                                    -----------
                                                                    $       965
                                                                    ===========

          See accompanying notes to consolidated financial statements


                         SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED


                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                     Sept. 30        Sept. 30
                                                       1996            1995
                                                       ----            ----
REVENUES
     Interest Income ...........................    $         0     $        74
                                                    -----------     -----------
                                                              0              74
                                                    -----------     -----------
EXPENSES
     General and Administrative ................          6,286          12,201
     Interest ..................................            748               0
                                                    -----------     -----------
                                                          7,034          12,201
                                                    -----------     -----------

          NET LOSS .............................    $    (7,034)    $   (12,127)
                                                    ===========     ===========


Net loss per common share ......................    $     (.004)  $       (.007)


Weighted average common shares outstanding .....      1,568,791       1,568,791


          See accompanying notes to consolidated financial statements

                         SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                     Sept. 30        Sept. 30
                                                       1996            1995
                                                       ----            ----
REVENUES
     Interest Income ...........................    $         0     $        0
                                                    -----------     -----------
                                                              0              0
                                                    -----------     -----------
EXPENSES
     General and Administrative ................            200           2,915
     Interest ..................................            250               0
                                                    -----------     -----------
                                                            450           2,915
                                                    -----------     -----------

          NET LOSS .............................    $      (450)    $    (2,915)
                                                    ===========     ===========


Net loss per common share ......................    $    (.0002)    $     (.002)


Weighted average common shares outstanding .....      1,568,791       1,568,791


          See accompanying notes to consolidated financial statements

                         SOUTHWEST CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                    Nine Months      Nine Months
                                                       Ended            Ended
                                                     Sept. 30          Sept. 30
                                                       1996              1995
                                                       ----              ----
OPERATING ACTIVITIES
     Net Income (Loss) from
          Operations .........................        $ (7,034)       $ (12,127)
     Change in Operating Assets
          and Liabilities ....................            (135)          (8,190)
                                                      --------         --------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES ......................          (6,899)          (3,937)

DECREASE IN CASH .............................          (6,899)          (3,937)

Cash at Beginning of Period ..................           7,864           11,801
                                                      --------         --------

CASH AT END OF PERIOD ........................        $    965         $  7,864
                                                      ========         ========

          See accompanying notes to consolidated financial statements

                         SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

                                   UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations and cash flows for the nine month period ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September
30. 1996 and the results of operations and cash flows for the nine month period ended September 30, 1996 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1995 filing on Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the three and nine months period end September 30, 1996 and 1995, respectively.

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


Item 2. Management's Discussion and analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of the Company during the quarter ended September 30,1996

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

At September 30, 1996 the company has cash of $965 and Liabilities of $2,646.


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

RESULTS OF OPERATIONS
---------------------

The Company's net loss of $7,034 for the period ended September 30, 1996 represents the excess of expense over revenue for the period.

Operations for the quarter ended Sept. 30, 1996 generated no income compared with $0 for the quarter ended Sept. 30, 1995. Total operating expenses for the quarter ended Sept.30, 1996 were $7,034 including accrued interest compared with $12,201 for the quarter ended Sept. 30, 1995

As the Company has incurred substantial operating losses in the past and has significant net operating loss carry forwards, no provision for income taxes was required for the quarters ended September 30, 1996 and 1995.



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

DATE:  September 10, 1996