Form 10QSB
period 1997-09-30
SOUTHWEST CAPITAL CORP
filed 1997-11-14
CIK 217222

                           FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 1997

                               OR

[ ]TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________to ____________

   Commission File Number: 0-8149


                  SOUTHWEST CAPITAL CORPORATION
      ____________________________________________________


      (Exact name of small business issuer in its charter)


            New Mexico                             85-0169650
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or  organization)             Identification No.)


     1650 University NE, Suite 100, Albuquerque, NM      87102
        (Address of principal executive offices)       (Zip Code)


                            505-884-7161
         Registrant's telephone number, including area code


                         Not Applicable
  _____________________________________________________________
  (Former names, former address and former fiscal year, if
                       changed since last report)

        Indicate   by   check  mark  whether  the registrant (1)
   has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes_X_  No___


   The   number  of  shares  outstanding   of  the Registrant's
   common stock, par value $1.00 per share, at October 15, 1997 was 1,568,791 shares.


                             PART I


Item 1. FINANCIAL STATEMENTS


                    SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEET

                             UNAUDITED

                                                     September 30,
                                                          1997
ASSETS
CURRENT ASSET                                         $      115
                                                      __________
                                                             115
                                                      ==========
LIABILITIES AND SHAREHOLDERS  EQUITY

CURRENT LIABILITIES

Accrued Expenses                                       $   3,884
Accounts Payable                                           1,473
                                                      __________
                 Total current liabilities                 5,357

NOTES PAYABLE TO RELATED PARTIES                          16,000

SHAREHOLDERS EQUITY

    Common Stock, no par value; authorized,
      10,000,000 shares;issued and outstanding,
      1,568,791 shares                                 1,568,791

    Preferred stock - no par value; authorized, 3,000,000 shares;issued and outstanding, none

Additional paid-in capital                             1,659,054

                                                      ___________
Accumulated Deficit                                   (3,249,087)
                                                      ___________

                                                      $      115
                                                      ===========

    See accompanying notes to consolidated financial statements.


                         SOUTHWEST CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                UNAUDITED


                                                     Nine          Nine
                                                 Months Ended  Months Ended
                                                   Sept. 30     Sept. 30
                                                     1997          1996
REVENUES
  Interest Income                                 $        0   $       0
                                                  __________   _________
                                                           0           0
EXPENSES
  General and Administrative                           5,992       6,285
  Interest                                             1,197         748
                                                  ___________  _________

                  NET LOSS                        $   (7,189) $   (7,034)
                                                  ===========  ==========


Net loss per common share                         $    (0000) $    (0000)

Weighted average common shares outstanding          1,568,791   1,568,791

   See accompanying notes to consolidated financial statements

                        SOUTHWEST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED



                                                  Three        Three
                                               Months Ended  Months Ended
                                                Sept. 30,     Sept. 30,
                                                   1997          1996
REVENUES
  Interest Income                              $        0    $         0
                                               __________    ___________
                                                        0              0
EXPENSES
  General and Administrative                        1,710            200
  Interest                                            404            250
                                               __________     __________

                 NET LOSS                     $   (2,114)     $     (450)
                                              ===========     ==========


Net loss per common share                     $    (0000)     $   (0000)

Weighted average common shares outstanding      1,568,791      1,568,791

   See accompanying notes to consolidated financial statements



                  SOUTHWEST CAPITAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED



                                                NINE Months   NINE Months
                                                   Ended         Ended
                                                 Sept. 30,     Sept. 30,
                                                   1997           1996

OPERATING ACTIVITIES
  Net Income (Loss) from
  Operations                                   $   (7,189)   $   (7,034)
  Change in Operating Assets and Liabilities       (6,382)         (135)


NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                              (807)       (6,889)

DECREASE IN CASH
AND INTEREST-BEARING DEPOSITS                        (807)       (6,889)

CASH AT THE BEGINNING OF PERIOD                       922         7,864
                                                _________     _________
CASH AT END OF PERIOD                          $      115    $      965
                                                =========     =========



    See accompanying notes to consolidated financial statements

                     SOUTHWEST CAPITAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997

                            UNAUDITED


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of Sept. 30, 1997 and the consolidated statements of operations for the three and nine month periods ended Sept. 30, 1997 and 1996 and consolidated statements of cash flows for the three and nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at Sept. 30, 1997 and 1996, and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1996 filing on Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended Sept. 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the three month periods ended Sept. 30, 1997 and 1996, respectively. Weighted average number of shares is calculated as follows for the three months ended Sept. 30, 1997.

[CAPTION]

                           Outstanding Number    Weighted Average
                               of Shares            of Shares
              Date            (Unchanged)           (Unchanged)
             _____         __________________    ________________
  Jan. 1,-Sept. 30, 1997        1,568,791           1,568,791
                           ==================    ================

</PAGE
  Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussions and analysis of the financial conditions and results of operations of the Company during the quarter ended September 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs. At Sept. 30, 1997, the Company had cash of $ 115 and liabilities of $5,357. The Company is presently without significant income and its future is dependent upon the Company's obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. Management will continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, will be successful in raising new capital or securing a new business.

     RESULTS OF OPERATIONS

     The Company's net loss of $ 7,189 for the period ended Sept. 30, 1997 represents the excess of expense over revenue for the period. Operations for the quarter ended Sept. 30, 1997 generated no income. Total operating expenses for the quarter ended Sept. 30, 1997 were $ 7,189. As the Company has incurred substantial operating losses in the past and has significant net operating loss carrying forward, no provision for income taxes was required for the quarter ended June 30, 1997. A valuation allowence has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.




                           PART II

       Item  1.    The  Registrant has been  subject  to  the
                       following judgements:
                       None

       Item 2.     Changes In Securities
                       None

       Item 3.     Defaults In  Senior Securities
                       None

       Item 4.     Submission of Matters to a Vote of Security
                       Holders
                       None

       Item 5.     Other Information
                       None

       Item 6.     Exhibits and Reports on Form 8-K
                       None



                           SIGNATURES

     Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SOUTHWEST CAPITAL CORPORATION


                                  s/Laurence S. Zipkin
                               BY:__________________________
                               Laurence S. Zipkin, President


                                    s/Nasser J. kazeminy
                               BY:__________________________
                               Nasser J. Kazeminy, Secretary
                                and Cheif Accounting Officer

     DATE:  NOVEMBER 12, 1997