Form 10KSB
period 1997-12-31
SOUTHWEST CAPITAL CORP
filed 1998-04-01
CIK 217222

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

the fiscal year ended December 31, 1997

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE  ACT OF 1934 [NO FEE REQUIRED

For the transition period from  _______________   to____________

Commission File Number:  0-8149


                  SOUTHWEST CAPITAL CORPORATION
         (Exact of small business issuer in its charter)


            New Mexico                       01-89156004
           ___________                       ____________
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation  or organization)         identification no.)


1650 University Blvd., N.E., Suite 100,
     Albuquerque, New  Mexico                    87102
_______________________________________          _____
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code: 505-243-4949

     Securities registered pursuant to Section 12(b) of the
                         Exchange Act:


                              None

     Securities  registered pursuant to Section 12(g) of the
                          Exchange Act:


                    $No Par Value Common Stock
                  _____________________________
                        (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No      .
______   ________

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.   X
                                                       ______

State issuer's revenues for its most recent fiscal year. $-0-

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $711,291 (based on an estimated market value of $1.00 per share)
________

      State  the  number of shares outstanding  of  each  of  the issuer's  classes of common equity, as of the latest  practicable
date:   $0.001 par value common stock, its  only class  of equity
securities, as of March 3, 1998: 1,568,791
                                __________


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

      In August of 1984, the Company purchased an office building in Albuquerque, New Mexico and relocated its corporate offices to that building. In January of 1988, it sold the office building, but continued to retain its corporate offices in the building until July of 1989. The Company currently uses office space located at 1650 University Blvd. N.E., Albuquerque, New Mexico 87102, Suite 100.

      The Company operated Southwest Capital Investments, Inc., ("SCII") as a small business investment company ("SBIC") licensed with the Small Business Administration ("SBA") and the Company was a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "40 Act"). As an SBIC, SCII purchased equity securities, debentures and loans. SCII was generally able to borrow, or have guaranteed by the SBA, three times its private capital. However, SCII's income and assets had continually declined over the years and in April, 1989, it was informed by the SBA that its capital was impaired. Management began discussions width the SBA looking toward curing its capital deficiency, but was unable to obtain additional capital for the subsidiary, and its income and assets continued to decline during the first half of 1989.

      Unable to find additional capital for SCII, the Company's management determined that it would be in the Company's best interest to divest itself of SC1I and to acquire a new business, which it did with the acquisition of Beef Technologies, Inc. ("BTI"), on the terms discussed below. Following the Company's decision to sell SCII, Martin J. Roe, the Company's President and a Director, offered to exchange 125,000 shares of Company common stock owned by him for all of the issued and outstanding shares of SC1I. That offer was accepted by the Company on July 13, 1989, effective June 30, 1989, and was completed on March 16, 1990, following approval by the SBA of the transfer of the license to Mr. Roe. In 1991 SCII surrendered its license to SBA and began a liquidation of its assets under the supervision of the SBA.

      Effective June 30, 1989, the Company acquired all of the issued and outstanding common stock of Beef Technologies, Inc. ("BTI"), a New Mexico corporation. BTI was organized on June 9, 1989, to exploit certain technology and business plans related to the production and marketing of lean, low cholesterol beef, a process developed by George W. Rhodes. The Company issued 800,000 of its common shares for the BTI shares. As a part of that transaction, George W. Rhodes and James T. McWilliams were appointed to the Company's Board of Directors and Robert J. Reithel and Bernard S. Shapiro, who were Company Directors at that time, resigned. On July 13, 1989, Valerie G. Wetherill resigned as the Company's Vice- President and Secretary. On July 17, 1989, Martin J. Roe resigned as the Company's Treasurer; on August 7, 1989, he resigned as the Company's President; and in 1990, he resigned as Director. Mr. McWilliams served as interim President. Sara V. Rhodes, a Certified Public Accountant and the wife of George W. Rhodes, was elected by the Board of Directors to the positions of Secretary and Treasurer.

      In April of 1991, the Company decided to implement the BTI technology in a small California pilot program. Imperial Capital Corporation, a finance corporation controlled by George Feaster, a director of SWC's board, advanced the funds necessary to raise 94 head in Holtville and Imperial, California The concept was to check alfalfa and feedlot performance and subsequently test the market for the products in the Southern California area At the encouragement of a potential client, Mannings Beef Products International ("Mannings") these animals were not implanted with steroids in order to render them acceptable to U. S. health food stores. Unfortunately, the specific health food store that Mannings sold beef products to later added additional specifications which could not be met. These requirements eliminated them as a potential buyer for this small herd. The cattle gained only 2.02 pounds per day for the entire period This disappointing result was almost a full pound less than any of management's previous experiences and approximately one-half pound less than industry standards. The meat quality, as attested by Manning, was superb. The weight gain rate, however, was less than expected. Management believed the weight performance was a function of not implanting the cattle, as is the normal practice. The results created costs per pound far in excess of those experienced by BTI previously in its New Mexico market.

     The Company was unable to place any of the test program lean beef into the U. S. health food system at the customary 1,050 pound slaughter weights. Therefore, the animals were taken to full slaughter weight conditions. Forty head were purchased in January, 1992 by Mannings for their Japanese affiliate. Mannings is owned by Zenchiku, Ltd. of Tokyo which exports U. S. beef to Japan. They prefered to purchase extra heavy animals (over 1,500 lbs.) and normally paid an $.11 per pound premium on the hoof. They purchased forty 1,200 pound steers from the Company for a trial program including taste testing in Japan. On February 6, 1992 Mannings informed the Company that BTI animals were the "best ever slaughtered at their plant." Management, however, was unable to secure any significant purchase commitments during 1992 at the premiums necessary to assure profitable margins to the Company. Such contracts were necessary to attract new capital necessary to fund a commercially scaled beef program. As a result, once the pilot program was concluded, efforts by management to further exploit the technology were limited by Company resources, and the project was terminated.

      On March 23, 1995, George W. Rhodes, Chairman of the Board and James T. McWilliams, Director and Vice President of the Registrant, sold in a private transaction, 350,000 shares each of the Registrants common shares to four individuals as disclosed on Form 8-K/A, dated March 23, 1995, incorporated herein by reference. At an annual meeting of the shareholders of the Registrant, held on January 31, 1995, the following persons were elected Directors and subsequently appointed Officers of the
Registrant: Laurence S. Zipkin, President and Director, Nasser Kazeminy, Secretary/Treasure and Director and Alan R. Geiwitz, Vice President and Director. The current management has actively solicited and pursued investment possibilities in the form of acquisition of privately held business'. To date several companies have been analyzed as potential acquisition candidates, however, as of this date, no firm agreement has been reached with any of the companies with whom the Registrant has engaged in acquisition or merger discussions.

Item 2. Description of Properties.

      The  Registrant  utilizes office space at  1650  University
Blvd., N.E., Albuquerque, New Mexico 87102. The space utilized by the Registrant is negigable and it pays no rent for its use.

Item 3. Legal Proceedings.

      Insofar as known to the Company's management, there are no legal or administrative actions now pending or contemplated against the Company, its current or former management or any of its subsidiary corporations.

Item 4. Submission of Matters to a Vote of Securities Holders.

      No matters were submitted to a vote of shareholders during the fourth quarter of the company's fiscal year.

PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

The Registrant's common stock has been listed in by the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC
Bulletin Board under the symbol "SWCC". The high and low bid prices during each quarter of 1996 and 1997 are as follows

     1996             high     low            1997           high     low
     ____             ____     ____           ____           ____     ____

  first quarter    $ 1.50     $ 1.50         first quarter  $1.50   $1.375
  second quarter     1.50      1.375         second quarter  1.50    1.375
  third quarter      1.50      1.375         third quarter   1.50    1.375
  fourth quarter     1.50       1.50         fourth quarter  1.50    1.375



There  were  approximately  900  holders  of the Company's common
stock   on  December  31, 1997. The Company has paid no dividends
on its common stock for more than the past five years, including the fiscal year ended December 31, 1997.

Item   4.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

     The following paragraphs present Management's discussion and analysis of the financial condition and results of operations of the Company at the present time.

Liquidity and Capital Resources

      Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its cash needs.


      At December 31, 1997, the Company had cash and interest bearing assets of $2,837 and liabilities of $30,189 which includes loans of $24,000 made by the registrants current management. At present, the Company has no employees and will be wholly dependent on the personal efforts of its appointed officers and directors, who are engaged full time in other activities, endeavors and professions.

      The Company is presently without significant income. Based on the present level of operations, management believes that the Company funds on hand and continued loan availability from its management are suffecant to maintain the Company for the year ended December 1998. Management continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital.

Results of Operations

      The  Company's  net  loss  of $13,299 for  1997  represents
interest,  and     general  and  administrative   costs  for  the
previous  twelve  months.


      Interest expense incurred in 1997 was $1,743 and interest expense incurred during 1996 was $1,076. General and administrative expenses increased from $8,329 incurred in 1996 to $11,556 in
1997   which  increase was due primarily to  increased shareholder
expenses. General and Administrative costs are primarily  due   to
the  cost  of retaining an independent stock transfer company   to
transfer  the  stock  of the Company, the  retention  of   outside
accounting services and independent outside auditors as  well   as
costs associated with shareholder expense.

       The Company's net loss of $13,299 in 1997 represents a increase of $3,894 from the $9,405 loss recorded in 1996. This increase resulted primarily from the increase in shareholder expense incurred during 1996. The Registrant had no operating income in 1997 or 1996, while expenses were comprised of the cost of, general and administrative expenses.

Item 7. Financial Statements.


        Report of Independent Certified Public Accountants


Stockholders
Southwest Capital Corporation

We have audited the accompanying consolidated balance sheet of Southwest Capital Corporation and Subsidiary, as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Capital Corporation and Subsidiary, as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                        GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 20, 1998

            Southwest Capital Corporation and Subsidiary
                     CONSOLIDATED BALANCE SHEET

                          December 31, 1997


                   ASSETS

CURRENT ASSETS
  Cash                                               $        2,837
                                                            =======

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable                                       $     2,703
 Accrued liabilities                                          3,486
                                                             ------
         Total current liabilities                            6,189

NOTES PAYABLE TO RELATED PARTIES (note B)                    24,000

STOCKHOLDERS' DEFICIT
 Common stock - no par value; authorized, 10,000,000 shares;
   issued and outstanding, 1,568,791 shares               1,568,791
 Additional paid-in capital                               1,659,054
 Accumulated deficit                                     (3,255,197)
                                                        -----------
                                                            (27,352)
                                                        -----------
                                                        $     2,837
                                                        ===========

  The accompanying notes are an integral part of this statemment.



                    Southwest Capital Corporation
                CONSOLIDATED STATEMENTS OF OPERATIONS

                       Year ended December 31,


                                                     1997         1996
                                                 ---------      --------
Expenses
  General and administrative                    $   11,556    $    8,329
  Interest                                           1,743         1,076
                                                 ---------      --------
          NET LOSS                              $   13,299    $    9,405
                                                 =========      ========
Net  loss per  common  share                    $     (.01)   $     (.01)
                                                 =========      ========
Weighted average common shares outstanding       1,568,791     1,568,791
                                                 =========     =========



The accompanying notes are an integral part of these statements.


                    Southwest Capital Corporation
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

               Years ended December 31, 1997 and 1996


                                                 Additional
                               Common stock        paid-in   Accumulated
                             ----------------
                           Shares      Amount      capital     deficit       Total
                           ------      ------     ---------  -----------    --------

Balance at  12-1-1996     1,568,791   $1,568,791  $1,659,054  $(3,232,493)  $(4,648)

Net loss for 1996                 -            -           -       (9,405)   (9,405)
                         ----------   ----------  ----------  ------------  --------
Balance at 12-31-96       1,568,791    1,568,791   1,659,054   (3,241,898)  (14,053)

Net loss for 1997                 -            -           -      (13,299)  (13,299)
                         ----------   ----------  ----------  ------------  ---------
Balance at 12-31-96       1,568,791   $1,568,791  $1,659,054  $(3,255,197) $(27,352)
                         ==========   ==========  ==========  ============ =========

     The accompanying notes are an integral part of this statement.


                   Southwest Capital Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Year ended December 31,


                                                              1997     1996
                                                          ---------   -------
Increase (Decrease) in Cash

Cash flows from operating activities
 Net loss                                                $ (13,299)  $ (9,405)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Changes in operating assets and liabilities
        Increase in accounts payable and accrued
         liabilities                                         2,932      1,359
                                                           -------     ------
         Net cash used in operating activities             (10,367)    (8,046)

Cash flows from financing activities
 Proceeds from notes payable                                 8,000      6,000
                                                           -------     ------
         NET DECREASE IN CASH                               (2,367)    (2,046)

Cash at beginning of year                                    5,204      7,250
                                                           -------     ------
Cash at end of year                                       $  2,837   $  5,204
                                                           =======    =======

  The accompanying notes are an integral part of these statements.




                   Southwest Capital Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1997 and 1996


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

 Southwest Capital Corporation (the "Company"), a New Mexico corporation, acts primarily as a holding company and has had no business operations since 1992. At December 31, 1997, the
 Company's activities generally consist of paying general and administrative costs of the Company. At present, the Company has no employees and is wholly dependent on the personal efforts of its officers and directors, who are engaged full-time in other activities, endeavors, and professions.

 A  summary  of  the  significant  accounting  policies  consistently
 applied   in   the  preparation  of  the  accompanying  consolidated
 financial statements follows.

 1.  Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Beef Technologies, Inc. All significant intercompany transactions and balances have been eliminated.

 2.  Loss Per Share

 Basic loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because the Company has only common stock outstanding.

 3. Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.

NOTE B - NOTES PAYABLE TO RELATED PARTIES

 Notes payable to related parties are comprised of two uncollateralized notes (at $16,000 and $8,000) bearing interest at 10%, due to two individuals who are officers, directors, and stockholders. The notes have no specified payment terms but are not callable until after December 31, 1998.

NOTE C - INCOME TAXES

 Income taxes are accounted for under Statement of Financial Accounting Standards No. 109 ("SFAS"), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using the presently enacted tax rates.

 The Company files a consolidated income tax return. Net operating losses, subject to certain limitations, are available to offset future taxable income and income taxes payable, if any. At December 31, 1997, the Company's consolidated net operating loss carryforwards
 were  approximately  $335,000  for   tax   reporting purposes. These
 carryforwards, if  not utilized, will expire  in    the  years  2000
 through 2012. At December 31, 1997, the Company had deferred tax assets related to net operating loss carryforwards of approximately $130,000. The deferred tax assets have been completely eliminated
 through  a   valuation   allowance  as the Company cannot  currently
 conclude that it is more likely than not that the benefit will be realized. The valuation allowance for tax assets increased $5,000 during both of the years ended December 31, 1997 and 1996.

NOTE D - FINANCIAL INSTRUMENTS

 The following table includes various estimated fair value information as of December 31, 1997 as required by SFAS No. 107,
 Disclosures about Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

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

 The carrying amounts and estimated fair values of the Company's financial instruments, as of December 31, 1997, are as follows:

                                                 Carrying   Estimated
                                                  amount    fair value
                                                 --------   ----------
   Financial assets
     Cash                                        $  2,837   $  2,837
   Financial liabilities
     Notes payable for which it is not
       practicable to
        estimate fair value                       (24,000)       -





                             SIGNATURE
     In   accordance  with   Section   13  or  l5(d) of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.


SOUTHWEST CAPITAL CORPORATION

    s/Laurence S. Zipkin
By: _______________________________             March 28, 1998
Laurence S. Zipkin,
President and Chief Executive Officer

Dated: March  28, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated, thereunto duly authorized.

SOUTHWEST CAPITAL CORPORATION

     s/Laurence S. Zipkin
By: _______________________________            March 28, 1998
     Laurence S. Zipkin, Director



     s/Nasser J. Kazeminey
By: ________________________________           March 28, 1998
     Nasser J. Kazeminey, Secretary/Treasurer
     Director


     s/Alan R. Geiwtz
 By: _______________________________           March 28, 1998
      Alan R. Geiwtz, Vice President
      Chief Financial Officer and Director