Form 10QSB
period 1998-03-31
SOUTHWEST CAPITAL CORP
filed 1998-05-15
CIK 217222

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 1998

                                 OR

[ ]TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________to ____________

   Commission File Number: 0-8149


                  SOUTHWEST CAPITAL CORPORATION
      ____________________________________________________
      (Exact name of small business issuer in its charter)


            New Mexico                        85-0169650
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)


   1650 University NE, Suite 5-100, Albuquerque, NM     87102
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


   The   number  of shares outstanding of the Registrant's  common
   stock, par value $1.00 per share, at March 31, 1998 was 1,568,791 shares.



                             PART I


Item 1. FINANCIAL STATEMENTS

                  SOUTHWEST CAPITAL CORPORATION
                   CONSOLIDATED BALANCE SHEET

                            UNAUDITED


                                                      March 31,
                                                        1998
ASSETS

CURRENT ASSETS

                                                      $    2,305
                                                      __________
                                                           2,305
                                                      ==========
LIABILITIES AND SHAREHOLDERSO EQUITY

CURRENT LIABILITIES

Accrued Expenses                                      $    4,078
Accounts Payable                                           2,703
                                                      __________
                 Total current liabilities                 6,781

NOTES PAYABLE TO RELATED PARTIES                          24,000

SHAREHOLDERS EQUITY

    Common Stock, no par value; authorized,
      10,000,000 shares;issued and outstanding,
      1,568,791 shares                                 1,568,791

    Preferred stock - no par value; authorized, 3,000,000 shares;issued and outstanding, none

Additional paid-in capital                             1,659,054
                                                      (3,256,321)
                                                      ___________
Accumulated Deficit                                     ( 28,476)
                                                      ___________

                                                      $    2,305
                                                      ===========


    See accompanying notes to consolidated financial statements


                  SOUTHWEST CAPITAL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS

                            UNAUDITED


                                            Three Months   Three Months
                                                Ended          Ended
                                              March 31       March 31
                                                1998           1997

REVENUES
  Interest Income                           $        0      $       0
                                            __________      _________
                                                     0              0
EXPENSES
  General and Administrative                       532          1,120
  Interest                                         592            395
                                            __________      __________

                 NET LOSS                   $   (1,124)     $  (1,515)
                                            ===========     ==========


Net loss per common share                   $   (0000)    $   (0000)


Weighted average common shares outstanding    1,568,791      1,568,791



    See accompanying notes to consolidated financial statements



                  SOUTHWEST CAPITAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED



                                                Three Months    Three Months
                                                   Ended           Ended
                                                 March 31,       March 31,
                                                   1998            1997

OPERATING ACTIVITIES
  Net Income (Loss) from
  Operations                                    $  (1,124)     $  (1,515)
  Change in Operating Assets and Liabilities         (592)          (394)


NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                              (532)        (1,119)

DECREASE IN CASH
AND INTEREST-BEARING DEPOSITS                        (532)        (1,119)

CASH AT THE BEGINNING OF PERIOD                     2,837          5,204
                                                _________      _________
CASH AT END OF PERIOD                           $   2,305      $   4,085
                                                =========      =========



    See accompanying notes to consolidated financial statements



                  SOUTHWEST CAPITAL CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998

                            UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of March 31, 1998 the consolidated statements of operations for the three month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997, and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1996 filing on Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the three month periods ended March 31, 1998 and 1997, respectively. Weighted average number of shares is calculated as follows for the three months ended March 31, 1998.

                                   Outstanding Number    Weighted Average
                                        of Shares            of Shares
              Date                    (Unchanged)           (Unchanged)
             _____                 __________________    ________________

 January 1, - March 31, 1998           1,568,791             1,568,791
                                   ==================    ================


  Item 2.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

     At March 31, 1998, the Company had cash of $2,305 and liabilities of $30,781.

     The Company is presently without significant income and its future is dependent upon the Company's obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. On March 23, 1995, Messrs. George W. Rhodes, Chairman of the Board and James T. McWilliams Vice President sold approximately 87.5% of their stock holdings to a group of investors from Minneapolis, Minnesota. On that same day, both men and Sara V. Rhodes, company Secretary resigned all positions held by them with the Company. The new management will continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital or securing a new business.

     RESULTS OF OPERATIONS

     The  Company's net loss of $1,124 for the period  ended
     March 31, 1998 represents the excess of expense over revenue for the period.

     Operations  for  the  quarter  ended  March  31,   1998
     generated no income Total operating expenses for the quarter ended March 31, 1998 were $1,124.

     As the Company has incurred substantial operating losses in the past and has significant net operating loss carrying forward, no provision for income taxes was required for the quarter ended March 31, 1998. A valuation allowence has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.




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

     DATE:  May 15, 1998