Form 10QSB
period 1998-06-30
SOUTHWEST CAPITAL CORP
filed 1998-08-14
CIK 217222

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 1998

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


   The   number  of  shares  outstanding   of  the Registrant's
   common stock,  par  value  $1.00  per  share, at  July   30,
   1998  was 1,568,791 shares.



                             PART I


Item 1. FINANCIAL STATEMENTS


                    SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEET

                             UNAUDITED

                                                        June 30,
                                                          1998
ASSETS
CURRENT ASSET                                         $    2,837
                                                      __________
                                                           2,837
                                                      ==========
LIABILITIES AND SHAREHOLDERS  EQUITY

CURRENT LIABILITIES

Accrued Expenses                                       $   4,431
Accounts Payable                                           1,759
                                                      __________
                 Total current liabilities                 6,190

NOTES PAYABLE TO RELATED PARTIES                          24,000

SHAREHOLDERS EQUITY

    Common Stock, no par value; authorized,
      10,000,000 shares;issued and outstanding,
      1,568,791 shares                                 1,568,791

    Preferred stock - no par value; authorized, 3,000,000 shares;issued and outstanding, none

Additional paid-in capital                             1,659,054
                                                      (3,255,198)
                                                      ___________
Accumulated Deficit                                     ( 27,375)
                                                      ___________

                                                      $    2,837
                                                      ===========

    See accompanying notes to consolidated financial statements.



                         SOUTHWEST CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                UNAUDITED


                                                  Three        Three
                                              Months Ended  Months Ended
                                                 June 30      June 30
                                                  1998          1997
REVENUES
  Interest Income                              $        0   $      0
                                               __________   _________
                                                        0          0
EXPENSES
  General and Administrative                        1,181       3,162
  Interest                                            598         398
                                               __________  __________

                 NET LOSS                      $   (1,779) $   (3,560)
                                               ===========  ==========


Net loss per common share                      $    (0000) $    (0000)

Weighted average common shares outstanding       1,568,791   1,568,791


   See accompanying notes to consolidated financial statements



                        SOUTHWEST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED



                                                Six           Six
                                            Months Ended  Months Ended
                                              June 30,      June 30,
                                                1998          1997
REVENUES
  Interest Income                           $        0      $       0
                                            __________    ___________
                                                     0              0
EXPENSES
  General and Administrative                     1,713          4,282
  Interest                                       1,190            793
                                            __________     __________

                 NET LOSS                   $   (2,903)     $  (5,075)
                                            ===========     ==========


Net loss per common share                   $   (0000)    $     (0000)

Weighted average common shares outstanding    1,568,791      1,568,791

   See accompanying notes to consolidated financial statements




                  SOUTHWEST CAPITAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED



                                                Six Months    Six Months
                                                   Ended         Ended
                                                 June 30,       June 30,
                                                    1998          1997

OPERATING ACTIVITIES
  Net Income (Loss) from
  Operations                                    $  (2,903)     $ (5,075)
  Change in Operating Assets and Liabilities       (1,190)         (394)


NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                            (1,713)       (4,681)

DECREASE IN CASH
AND INTEREST-BEARING DEPOSITS                      (1,713)       (4,282)

CASH AT THE BEGINNING OF PERIOD                     4,550         5,204
                                                _________      _________
CASH AT END OF PERIOD                          $    2,837     $     922
                                                =========      =========



    See accompanying notes to consolidated financial statements



                  SOUTHWEST CAPITAL CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997

                            UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of June 30, 1998 the consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and consolidated statements of cash flows for the three and six month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997, and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1997 filing on Securities & Exchange Commission Form 10-KSB. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the three month periods ended June 30, 1998 and 1997, respectively. Weighted average number of shares is calculated as follows for the three months ended June 30, 1998.

                                   Outstanding Number    Weighted Average
                                        of Shares            of Shares
              Date                    (Unchanged)           (Unchanged)
             _____                 __________________    ________________
 January 1, - June  30, 1998                1,568,791           1,568,791
                                   ==================    ================


  Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended June 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs. At June 30, 1998, the Company had cash of $ 2,837 and liabilities of $30,200. The Company is presently without significant income and its future is dependent upon the Company's obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. On March 23, 1995, Messrs. George W. Rhodes, Chairman of the Board and James T. McWilliams Vice President sold approximately 87.5% of their stock holdings to a group of investors from Minneapolis, Minnesota. On that same day, both men and Sara V. Rhodes, company Secretary resigned all positions held by them with the Company. The new management will continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital or securing a new business.

  RESULTS OF OPERATIONS

     The Company's net loss of $ 2,903 for the period ended June 30, 1998 represents the excess of expense over revenue for the period. Operations for the quarter ended June 30, 1998 generated no income Total operating expenses for the quarter ended June 30, 1997 were $ 2,903. As the
     Company has incurred substantial operating losses in the past and has significant net operating loss carrying forward, no provision for income taxes was required for the quarter ended June 30, 1998. A valuation allowence has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.




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

     DATE:  August 15, 1998