Form 10QSB
period 1998-09-30
SOUTHWEST CAPITAL CORP
filed 1998-11-17
CIK 217222

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549
(Mark One)

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 1998

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


   The   number  of  shares  outstanding   of  the  Registrant's
   common stock, par value $1.00 per share, at November 15, 1998 was 1,568,791 shares.



                             PART I


Item 1. FINANCIAL STATEMENTS


                    SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEET

                             UNAUDITED

                                                       Sept. 30,
                                                          1998
ASSETS
CURRENT ASSET                                         $      131
                                                      __________
                                                             131
                                                      ==========
LIABILITIES AND SHAREHOLDERS  EQUITY

CURRENT LIABILITIES

Accrued Expenses                                       $   5,620
Accounts Payable                                           1,759
                                                      __________
                 Total current liabilities                 7,379

NOTES PAYABLE TO RELATED PARTIES                          26,500

SHAREHOLDERS EQUITY

    Common Stock, no par value; authorized,
      10,000,000 shares;issued and outstanding,
      1,568,791 shares                                 1,568,791

    Preferred  stock - no par value; authorized,
      3,000,000 shares;issued and outstanding,
       none                                            1,659,054

Additional paid-in capital                            (3,255,198)
                                                      ___________
Accumulated Deficit                                       (6,395)
                                                      ___________
                                                      $      131
                                                      ===========

    See accompanying notes to consolidated financial statements.



                         SOUTHWEST CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                UNAUDITED


                                                   Nine        Nine
                                              Months Ended  Months Ended
                                                Sept. 30     Sept. 30
                                                  1998          1997

EXPENSES
  General and Administrative                        5,206       5,992
  Interest                                          1,190       1,197
                                               __________  __________

                 NET LOSS                      $   (6,396) $   (7,189)
                                               ===========  ==========


Net loss per common share                      $    (0000) $    (0000)

Weighted average common shares outstanding       1,568,791   1,568,791


   See accompanying notes to consolidated financial statements



                        SOUTHWEST CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED



                                               Three         Three
                                            Months Ended  Months Ended
                                             Sept. 30,     Sept. 30,
                                                1998          1997
EXPENSES
  General and Administrative                     3,198          1,710
  Interest                                           0            404
                                            __________     __________

                 NET LOSS                   $   (3,198)     $  (2,114)
                                            ===========     ==========


Net loss per common share                   $   (0000)      $   (0000)

Weighted average common shares outstanding    1,568,791      1,568,791

   See accompanying notes to consolidated financial statements




                  SOUTHWEST CAPITAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            UNAUDITED



                                               Nine Months   Nine Months
                                                   Ended         Ended
                                                 Sept. 30,     Sept. 30,
                                                    1998          1997

OPERATING ACTIVITIES
  Net Income (Loss) from
  Operations                                   $   (6,396)    $  (7,189)
  Change in Operating Assets and Liabilities        3,690         6,382


NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                            (2,706)         (807)

DECREASE IN CASH
AND INTEREST-BEARING DEPOSITS                      (2,706)         (807)

CASH AT THE BEGINNING OF PERIOD                     2,837           922
                                                _________      _________
CASH AT END OF PERIOD                          $      131     $     115
                                                =========      =========



    See accompanying notes to consolidated financial statements



                  SOUTHWEST CAPITAL CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998

                            UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of Sept. 30, 1998 the consolidated statements of operations for the three and nine month periods ended Sept. 30, 1998 and 1997 and consolidated statements of cash flows for the three and nine month period then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at Sept. 30, 1998 and 1997, and for the periods presented have been made.

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

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are computed using the weighted number of common shares outstanding of 1,568,791 for the nine month periods ended Sept. 30, 1998 and 1997, respectively. Weighted average number of shares is calculated as follows for the nine months ended Sept. 30, 1998.

                                   Outstanding Number    Weighted Average
                                        of Shares            of Shares
              Date                    (Unchanged)           (Unchanged)
             _____                 __________________    ________________
    Jan.1 - Sept.30, 1998               1,568,791           1,568,791
                                   ==================    ================


  Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


     The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended Sept. 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs. At Sept. 30, 1998, the Company had cash of $ 131.00 and liabilities of $33,879. The Company is presently without significant income and its future is dependent upon the Company's obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. On March 23, 1995, Messrs. George W. Rhodes, Chairman of the Board and James T. McWilliams Vice President sold approximately 87.5% of their stock holdings to a group of investors from Minneapolis, Minnesota. On that same day, both men and Sara V. Rhodes, company Secretary resigned all positions held by them with the Company. The new management will continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital or securing a new business.

  RESULTS OF OPERATIONS

     The Company's net loss of $ 6,101 for the period ended Sept. 30, 1998 represents the excess of expense over revenue for the period. Operations for the quarter ended Sept. 30, 1998 generated no income Total operating expenses for the quarter ended Sept. 30, 1997 were $ 7,189. As the
     Company has incurred substantial operating losses in the past and has significant net operating loss carrying forward, no provision for income taxes was required for the quarter ended Sept. 30, 1998. A valuation allowence has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.




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


                               SOUTHWEST CAPITAL CORPORATION
                                  s/Laurence S. Zipkin
                               BY:__________________________
                               Laurence S. Zipkin, President


                                   s/Alan Geiwitz
                               BY:__________________________
                               Alan Geiwitz, Secretary and
                               Cheif Accounting Officer
                                and Cheif Accounting Officer

     DATE:  NOVEMBER 15, 1998