Form 10KSB
period 1998-12-31
SOUTHWEST CAPITAL CORP
filed 1999-04-01
CIK 217222

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE  ACT OF 1934 [NO FEE
             REQUIRED

                         Commission File Number: 0-8149

                          SOUTHWEST CAPITAL CORPORATION
                       ----------------------------------
                 (Exact of small business issuer in its charter)


            New Mexico                                    01-89156004
  -------------------------------                    ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      identification no.)



1650 University Blvd., N.E., Suite 5-100, Albuquerque, New Mexico    87102
-----------------------------------------------------------------  --------
(Address of principal executive offices)                          (Zip Code)


          Issuer's telephone number, including area code: 505-243-4949


      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                      None
                                      ----

             Securities registered pursuant to Section 12(g) of the
                                Exchange Act:


                            No Par Value Common Stock
                          -----------------------------
                                (Title of Class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                   ----- -----
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                   ------

State issuer's revenues for its most recent fiscal year.  $-0-


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: On March 31, 1999, based on the price quoted by NASDAQ OTC Bulletin Board was. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $177,823 (based on an estimated market value of $.25 per share)
                                       ---------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999, was 1,568,791.





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

     In August of 1984, the Company purchased an office building in Albuquerque, New Mexico and relocated its corporate offices to that building. In January of 1988, it sold the office building, but continued to retain its corporate offices in the building until July of 1989. The Company currently uses office space located at 1650 University Blvd. N.E., Suite 5-100, Albuquerque, New Mexico 87102.

     The Company operated Southwest Capital Investments, Inc., ("SCII") as a small business investment company ("SBIC") licensed with the Small Business Administration ("SBA") and the Company was a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "40 Act"). As an SBIC, SCII purchased equity securities, debentures and loans. SCII was generally able to borrow, or have guaranteed by the SBA, three times its private capital. However, SCII's income and assets had continually declined over the years and in April, 1989, it was informed by the SBA that its capital was impaired. Management began discussions with the SBA looking toward curing its capital deficiency, but was unable to obtain additional capital for the subsidiary, and its income and assets continued to decline during the first half of 1989.

     Unable to find additional capital for SCII, the Company's management determined that it would be in the Company's best interest to divest itself of SCII and to acquire a new business, which it did with the acquisition of Beef Technologies, Inc. ("BTI"), on the terms discussed below. Following the Company's decision to sell SCII, Martin J. Roe, the Company's President and a Director, offered to exchange 125,000 shares of Company common stock owned by him for all of the issued and outstanding shares of SCII. That offer was accepted by the Company on July 13, 1989, effective June 30, 1989, and was completed on March 16, 1990, following approval by the SBA of the transfer of the license to Mr. Roe. In 1991 SCII surrendered its license to SBA and began a liquidation of its assets under the supervision of the SBA.

     Effective June 30, 1989, the Company acquired all of the issued and outstanding common stock of Beef Technologies, Inc. ("BTI"), a New Mexico corporation. BTI was organized on June 9, 1989, to exploit certain technology and business plans related to the production and marketing of lean, low cholesterol beef, a process developed by George W. Rhodes. The Company issued 800,000 of its common shares for the BTI shares. As a part of that transaction, George W. Rhodes and James T. McWilliams were appointed to the Company's Board of Directors and Robert J. Reithel and Bernard S. Shapiro, who were Company Directors at that time, resigned. On July 13, 1989, Valerie G. Wetherill resigned as the Company's Vice-President and Secretary. On July 17, 1989, Martin
J. Roe resigned as the Company's Treasurer; on August 7, 1989, he resigned as the Company's President; and in 1990, he resigned as Director. Mr. McWilliams served as interim President. Sara V. Rhodes, a Certified Public Accountant and the wife of George W. Rhodes, was elected by the Board of Directors to the positions of Secretary and Treasurer.

     In April of 1991, the Company decided to implement the BTI technology in a small California pilot program. Imperial Capital Corporation, a finance corporation controlled by George Feaster, a director of SWC's board, advanced the funds necessary to raise 94 head in Holtville and Imperial, California. The concept was to check alfalfa and feedlot performance and subsequently test the market for the products in the Southern California area. At the encouragement of a potential client, Mannings Beef Products International ("Mannings"), these animals were not implanted with steroids in order to render them acceptable to
U. S. health food stores. Unfortunately, the specific health food store that Mannings sold beef products to later added additional specifications which could not be met. These requirements eliminated them as a potential buyer for this small herd. The cattle gained only 2.02 pounds per day for the entire period. This disappointing result was almost a full pound less than any of management's previous experiences and approximately one-half pound less than industry standards. The meat quality, as attested by Manning, was superb. The weight gain rate, however, was less than expected. Management believed the weight performance was a function of not implanting the cattle, as is the normal practice. The results created costs per pound far in excess of those experienced by BTI previously in its New Mexico market.

     The Company was unable to place any of the test  program lean beef into the
U. S. health food system at the customary 1,050 pound slaughter weights. Therefore, the animals were taken to full slaughter weight conditions. Forty head were purchased in January, 1992 by Mannings for their Japanese affiliate. Mannings is owned by Zenchiku, Ltd. of Tokyo which exports U. S. beef to Japan. They preferred to purchase extra heavy animals (over 1,500 lbs.) and normally paid an $.11 per pound premium on the hoof. They purchased forty 1,200 pound steers from the Company for a trial program including taste testing in Japan. On February 6, 1992 Mannings informed the Company that BTI animals were the "best ever slaughtered at their plant." Management, however, was unable to secure any significant purchase commitments during 1992 at the premiums necessary to assure profitable margins to the Company. Such contracts were necessary to attract new capital necessary to fund a commercially scaled beef program. As a result, once the pilot program was concluded, efforts by management to further exploit the technology were limited by Company resources, and the project was terminated.

     On March 23, 1995, George W. Rhodes, Chairman of the Board, and James T. McWilliams, Director and Vice President of the Registrant, sold in a private transaction, 350,000 shares each of the Registrant's common shares to four individuals as disclosed on Form 8-K/A, dated March 23, 1995, incorporated herein by reference. At an annual meeting of the shareholders of the Registrant held on January 31, 1995, the following persons were elected Directors and subsequently appointed Officers of the Registrant: Laurence S. Zipkin, President and Director, and Alan R. Geiwitz, Secretary Treasurer, Chief Financial Officer and Director. The current management has actively solicited and pursued investment possibilities in the form of acquisition of privately held business. To date several companieshave been analyzed as potential acquisition candidates; however, as of this date, no firm agreement has been reached with any of the companies with whom the Registrant has engaged in acquisition or merger discussions.

Item 2. Description of Properties.

     The Registrant utilizes office space at 1650 University Blvd., N.E., Albuquerque, New Mexico 87102. The space utilized by the Registrant is negligible and it pays no rent for its use.


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


PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     The Registrant's common stock has been listed in the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board under the symbol "SWCC". The high and low bid prices during each quarter of 1997 and 1998 are as follows:



                          1997                                    1998
                     High       Low                          High       Low
                     ----      ----                          ----       ----


  first quarter    $ 1.50     $ 1.50         first quarter  $1.50      $1.375
  second quarter     1.50      1.375         second quarter  1.00        0.75
  third quarter      1.50      1.375         third quarter   0.75        0.31
  fourth quarter     1.50       1.50         fourth quarter  0.31        0.25




     There were approximately 900 holders of the Company's common stock on December 31, 1998. The Company has paid no dividends on its common stock for more than the past five years, including the fiscal year ended December 31, 1998.

Item   6.  Management's  Discussion  and   Analysis  of  Financial Condition and

Results of Operations.

The following paragraphs present Management's discussion and analysis of the financial condition and results of operations of the Company at the present time.

Liquidity and Capital Resources

     Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its cash needs.

     At December 31, 1998, the Company had cash and interest bearing assets of $3,131 and liabilities of $38,364 which includes loans of $29,500 made by the Registrant's current management. At present, the Company has no employees and will be wholly dependent on the personal efforts of its appointed officers and directors, who are engaged full time in other activities, endeavors and professions.

     The Company is presently without significant income. Based on the present level of operations, management believes that the Company funds on hand and continued loan availability from its management are sufficient to maintain the Company for the year ended December 1999. Management continues to seek out opportunities to improve the Company's financial position. There is no assurance that the Company, however, will be successful in raising new capital.

Results of Operations

     The Company's net loss of $7,881 for 1998 represents interest, and general and administrative costs for the previous twelve months.

     Interest expense incurred in 1998 was $2,675 and interest expense incurred during 1997 was $1,743. General and administrative expenses decreased from $11,556 incurred in 1997 to $5,206 in 1998 which increase was due primarily to increased shareholder expenses. General and Administrative costs are primarily due to the cost of retaining an independent stock transfer company to transfer the stock of the Company, the retention of outside accounting services and independent outside auditors as well as costs associated with shareholder expense.

     The Company's net loss of $7,881 in 1998 represents a decrease of $5,418 from the $13,299 loss recorded in 1997. This decrease resulted primarily from the decrease in shareholder expense incurred during 1997. The Registrant had no operating income in 1998 or 1997, while expenses were comprised of the cost of general and administrative expenses.

Year 2000 Issues

     Because of the limited operations of the Registrant, year 2000 issues are minimal. The Registrant's banks and professional service vendors have notified that they are year 2000 compliant. The personal computer and software, which the Registrant utilizes, is deemed year 2000 compliant.


Item 7. Financial Statements.


        Report of Independent Certified Public Accountants


Stockholders
Southwest Capital Corporation

     We have audited the accompanying consolidated balance sheet of Southwest Capital Corporation and Subsidiary, as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Capital Corporation and Subsidiary, as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        GRANT THORNTON LLP


                                        Oklahoma City, Oklahoma
                                        March 6, 1999




                  Southwest Capital Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998


                        ASSETS

CURRENT ASSETS
    Cash                                                         $        3,131
                                                                      =========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                             $        2,703
    Accrued liabilities                                                   6,161
                                                                      ---------
                  Total current liabilities                               8,864

NOTES PAYABLE TO RELATED PARTIES (note B)                                29,500

STOCKHOLDERS' DEFICIT
    Common stock - no par value; authorized, 10,000,000 shares;
       issued and outstanding, 1,568,791 shares                       1,568,791
    Additional paid-in capital                                        1,659,054
    Accumulated deficit                                              (3,263,078)
                                                                      ---------
                                                                        (35,233)
                                                                      ---------
                                                                  $        3,131
                                                                      =========


        The accompanying notes are an integral part of these statements.






                  Southwest Capital Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                        1998              1997
                                                        ----              ----
Expenses
    General and administrative                    $      5,206      $    11,556
    Interest                                             2,675            1,743
                                                        -------       ----------
                  NET LOSS                        $     (7,881)     $   (13,299)
                                                        =======       ==========
Net loss per common share                         $       (.01)     $      (.01)
                                                        =======       ==========
Weighted average common shares outstanding           1,568,791        1,568,791
                                                     ==========       ==========


         The accompanying notes are an integral part of this statement.


                  Southwest Capital Corporation and Subsidiary

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 1998 and 1997



                                                Common stock
                                                ------------
                                            Shares          Amount
                                            ------          ------

Balance at January 1, 1997                 1,568,791      $1,568,791

Net loss                                       -               -
                                           ---------      ----------
Balance at December 31, 1997               1,568,791       1,568,791

Net loss                                       -               -
                                           ---------      ----------
Balance at December 31, 1998               1,568,791      $1,568,791
                                           =========      ==========


         The accompanying notes are an integral part of this statement.




                  Southwest Capital Corporation and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 1998 and 1997


                                        Additional
                                         paid-in      Accumulated
                                         capital        deficit          Total
                                        ----------    -----------     ----------
Balance at January 1, 1997              $1,659,054    $(3,241,898)    $ (14,053)

Net loss                                       -          (13,299)      (13,299)
                                        ----------    ------------    ----------
Balance at December 31, 1997             1,659,054     (3,255,197)      (27,352)

Net loss                                       -           (7,881)       (7,881)

Balance at December 31, 1998            $1,659,054    $(3,263,078)    $ (35,233)
                                        ==========    ============    ==========


        The accompanying notes are an integral part of these statements.




                  Southwest Capital Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                           1998          1997
                                                           ----          ----

Increase (Decrease) in Cash

Cash flows from operating activities
    Net loss                                          $   (7,881)     $ (13,299)
    Adjustments to reconcile net loss to net cash
       used in operating activities
           Changes in operating assets and liabilities
              Increase in accounts payable and
                accrued liabilities                        2,675          2,932
                                                          -------       --------
                  Net cash used in operating activities   (5,206)       (10,367)

Cash flows from financing activities
    Proceeds from notes payable                            5,500          8,000
                                                           -----         -------
                  NET INCREASE (DECREASE) IN CASH            294         (2,367)

Cash at beginning of year                                  2,837          5,204
                                                           -----         -------
Cash at end of year                                   $    3,131     $    2,837
                                                           =====         =======


        The accompanying notes are an integral part of these statements.




                  Southwest Capital Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


     NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING  POLICIES Southwest
          Capital Corporation and Subsidiary (the "Company"), a New Mexico corporation, acts primarily as a holding company and has had no business operations since 1992. At December 31, 1998, the Company's activities generally consist of paying general and administrative costs of the Company. At present, the Company has no employees and is wholly dependent on the personal efforts of its officers and directors who are engaged full-time in other activities, endeavors, and professions.

          A summary of the significant  accounting policies consistently applied
          in  the  preparation  of  the  accompanying   consolidated   financial
          statements follows.

          1.  Principles  of  Consolidation
              -----------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Beef Technologies, Inc. All significant intercompany transactions and balances have been eliminated.

          2. Loss Per Share
             --------------

          Basic loss per share has been computed using the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because the Company has only common stock outstanding.

          3. Use of  Estimates
             -----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.


     NOTE B - NOTES PAYABLE TO RELATED  PARTIES

          Notes payable to related parties are comprised of two uncollateralized notes (at $21,500 and $8,000) bearing interest at 10%, due to two individuals who are officers, directors, and stockholders. The notes have no specified payment terms but are not callable until after December 31, 1999.

     NOTE C - INCOME TAXES

          Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using the presently enacted tax rates.



          The Company files a consolidated income tax return. Net operating losses, subject to certain limitations, are available to offset future taxable income and income taxes payable, if any.






             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1997


     NOTE C - INCOME TAXES - CONTINUED

          At December 31, 1998, the Company had deferred tax assets related to net operating loss carryforwards of approximately $134,000. The deferred tax assets have been completely eliminated through a valuation allowance as the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance for tax assets increased $4,000 and $5,000 for the years ended December 31, 1998 and 1997, respectively.

          At December 31, 1998, the Company's net operating loss carryforwards are as follows:

                     Expiration date
                         2000                                          $  30,000
                         2001                                             47,000
                         2002                                             38,000
                         2004                                             17,000
                         2005                                             16,000
                         2006                                             23,000
                         2007                                             74,000
                         2008                                             42,000
                         2009                                             12,000
                         2010                                              9,000
                         2011                                              9,000
                         2012                                             13,000
                         2013                                              8,000
                                                                        --------
                                                                        $343,000
                                                                        ========

     NOTE D - FINANCIAL INSTRUMENTS

          The following table includes various estimated fair value information as of December 31, 1998 as required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

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








                  Southwest Capital Corporation and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1998 and 1997


     NOTE D - FINANCIAL INSTRUMENTS - CONTINUED

           2.     Notes Payable
                  -------------
          These amounts have no fixed maturities and it is not practicable to estimate fair value.

          The carrying amounts and estimated fair values of the Company's financial instruments, as of December 31, 1998, are as follows:

                                                      Carrying         Estimated
                                                       amount         fair value
       Financial asset
           Cash                                      $    3,131      $    3,131
           Financial liabilities
           Notes payable for which it is not
             practicable to estimate fair value         (29,500)              -


 ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at anytime during the Registrant's two
(2) most recent fiscal years.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS See PART II, Item 6

ITEM 10.  EXECUTIVE COMPESATION
      Neither of the Registrant's two Officers/Directors are compensated for the minual services which they provide in behalf of the Registrant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25, 1999, the beneficial ownership of common Stock by each person who is known by the Company to own beneficially more than 5% of the issued and outstanding voting shares of all persons. Each person has sole voting and investment power as to all shares unless otherwise indicated.


Directors.
-----------

                       (2)                      (3)
(1)              Name and address         Amount and nature           (4)
Title of               of                      of                    Percent
Class            Beneficial owner       Beneficial ownership        of class
------------------------------------------------------------        ---------
$0.01 par       James A. Arias               100,000                  6.4
value common    1650 University blvd.,        Direct
                Albuquerque, NM 87102

Mr. Arias in President fo Realco, Inc. and as such, votes the shares held by Realco, Inc.

$0.01 par      Realco, Inc.                  157,500                  10.0
value common   1650 University Blvd.,        Indirect
               Albuquerque, NM 87102


$0.01 par      Nasser J. Kazeminey           250,000                  9.2
value common   1450 Lincoln Centre            Direct
               333 South 7th Street
               Minn, MN 55402

$0.01 par      Laurence S. Zipkin            250,000                  15.9
value common   400 North Lilac Dr.            Direct
               Golden Valley, MN
               55422

$0.01 par      Alan R. Geiwtz                100,000                  6.4
Value common   7803 Glenroy Road              Direct
               Bloominton, MN 55469


$0.01 par      Martin J. Roe                 100,385                  6.3
Value common   TTEE/TR                        Direct
               1022 Hillcrest Road
               Beverly Hill, CA 90210

There are no arrangements know to the Registrant, including any pledge by any person of securities of the Registrant or any of its parents, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 12. Certain Relationships and Related Transactions

     The President and a princple shareholder have from time to time advanced operating fund to the Registrant. Such advances are evidenced by interst bearing demand notes. At March 31, 1999 the sum total of such advances was $29,500.

                                    PART IV

ITEM 13. Exhibits and Reports on form 8-K

   (a)  Documents filed as a part of this  report:
        ------------------------------------------

          (1)  Financial Statements.

               Independent Auditors' report
               Balance sheet at December 31, 1998
               Statements of Operations for the years ended
                  December 31, 1998 and 1997
               Statement of Stockholders' Deficit for the Years ended
                  December 31, 1998 and 1997
               Statements of Cash Flows for the years  ended  December  31, 1998 and 1997.
               Notes to Financial Statements at December 31, 1998 and 1997.

    (b) Reports on Form 8-K:
         --------------------
The Registrant filed no reports on form 8-K during the last quarter of the period covered by this Report.


     (c)  Exhibits:
          ---------

     The following documents are incorporated by reference to the Registrant's Form 10 Registrantion Statement under the Securities Exchange Act of 1934:
     a. Articles of Incorporation; b. Bylaws; c. Instruments defining rights of security holders, including indentures; d. Material contracts; e. Subsidiaries of Registrant; and f. Additional Exhibits.

There are no other exhibits specified in Item 601 of Regulation S-B to be included with tis filing.




                                    SIGNATURE
In accordance with Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHWEST CAPITAL CORPORATION

    s/Laurence S. Zipkin
By: _______________________________             March 28, 1999
Laurence S. Zipkin,
President and Chief Executive Officer

Dated: March  28, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated, thereunto duly authorized.



SOUTHWEST CAPITAL CORPORATION

     s/Laurence S. Zipkin
By: _______________________________            March 28, 1999
     Laurence S. Zipkin, Director
     s/Nasser J. Kazeminey



     s/Alan R. Geiwtz
 By: _______________________________           March 28, 1999
      Alan R. Geiwtz, Vice President
      Chief Financial Officer and Director