Form 10QSB
period 1999-03-31
SOUTHWEST CAPITAL CORP
filed 1999-05-18
CIK 217222

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to ____________

     Commission File Number: 0-8149


                          SOUTHWEST CAPITAL CORPORATION
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


                 New Mexico                             85-0169650
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or  organization)             Identification No.)


             1650 University NE, Suite 5-100, Albuquerque,  NM 87102 (Address of
               principalexecutive offices) (Zip Code)


                                  505-884-7161
               Registrant's telephone number, including area code


                                 Not Applicable
          -------------------------------------------------------------
              (Former names, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


     The number of shares outstanding of the Registrant's common stock, par value $1.00 per share, at May 10, 1999 was 1,568,791 shares.

                                     PART I


Item 1. FINANCIAL STATEMENTS

                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                    UNAUDITED




               ASSETS
CURRENT ASSET
    Cash                                                   $    1,171
                                                           ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts Payable
      Accrued liabilities                                  $    3,442
                                                                6,888
                                                           ----------
                    Total current liabilities                  10,330

NOTES PAYABLE TO RELATED PARTIES                               29,500

SHAREHOLDERS' DEFICIT

    Common Stock, no par value; authorized,
      10,000,000 shares;issued and outstanding,
      1,568,791 shares                                      1,568,791
    Additional paid-in capital                              1,659,054
    Accumulated Deficit                                    (3,266,504)
                                                           ----------
                                                                        (35,659)
                                                           ----------
                                                           $    1,171
                                                           ==========

          The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                 Three               Three
                                              Months Ended        Months Ended
                                                March 31,           March 31,
                                                  1999                1998


EXPENSES
  General and Administrative                        2,699              5,206
  Interest                                            727              1,190
                                               -----------        -----------
                 NET LOSS                      $   (3,426)        $   (6,396)
                                               ===========        ===========


Net loss per common share                      $       (-)        $      (-)
                                               ==========         ===========
Weighted average common shares outstanding      1,568,791           1,568,791
                                               ==========         ===========



                          SOUTHWEST CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                   Three             Three
                                                Months Ended      Months Ended
                                                  March 31,         March 31,
                                                    1999              1998
OPERATING ACTIVITIES
  Net Loss from
    Operations                                 $   (3,426)        $   (6,396)
  Change in Operating Assets and Liabilities        1,466              3,690
                                               ----------         ----------
NET CASH USED IN
OPERATING ACTIVITIES                               (1,960)            (2,706)

CASH AT THE BEGINNING OF PERIOD                     3,131              2,837
                                               -----------        -----------
CASH AT END OF PERIOD                          $    1,171         $      131
                                               ===========        ===========



        The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

                                    UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------

The consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations for the three month periods ended March 31, 1999 and 1998 and consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1998 filing on Form 10-KSB. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


LOSS PER SHARE:
-------------------------

Loss per share is computed using the weighted average number of common shares outstanding of 1,568,791 for the three month periods ended March 31, 1999 and 1998.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussions and analysis of the financial condition and results of operations of the Company during the quarter ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs. At March 31, 1999, the Company had cash of $ 1,171 and liabilities of $10,330. The Company is presently without significant income and its future is dependent upon the Company's obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. On March 23, 1995, Messrs. George W. Rhodes, Chairman of the Board and James T. McWilliams Vice President sold approximately 87.5% of their stock holdings to a group of investors from Minneapolis, Minnesota. On that same day, both men and Sara V. Rhodes, company Secretary resigned all positions held by them with the Company. The new management will continue to seek out opportunities to improve the Company's financial position. There is no assurance that the Company will be successful in raising new capital or securing a new business.


RESULTS OF OPERATIONS:
---------------------

The Company's net loss of $ 3,426 for the quarter ended March 31, 1999 represents operating expenses. Operations for the quarters ended March 31, 1999 generated no revenues. As the Company has incurred substantial operating losses in the past and has significant net operating loss carrying forwards, no provision for income taxes was required for the quarters ended March 31, 1999 and 1998 . A valuation allowance has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.

                                     PART II

           Item 1.     The  Registrant  has  been  subject  to the  following
                        judgements:
                         None

           Item 2.     Changes In Securities:
                         None

           Item 3.     Defaults In  Senior Securities:
                         None

           Item 4.     Submission of Matters to a Vote of Security Holders:
                         None

           Item 5.     Other Information:
                         None

           Item 6.     Exhibits and Reports on Form 8-K:
                         None

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

DATE: May 14, 1999