Form 10QSB
period 1999-06-30
SOUTHWEST CAPITAL CORP
filed 1999-08-16
CIK 217222

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
(Mark One)

[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1999
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to ____________

     Commission File Number: 0-8149


                          SOUTHWEST CAPITAL CORPORATION
            ----------------------------------------------------------
              (Exact name of small business issuer in its charter)


                 New Mexico                             85-0169650
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or  organization)             Identification No.)


             1650 University NE, Suite 5-100, Albuquerque,  NM 87102
            ----------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)


                                  505-884-7161
               Registrant's telephone number, including area code


                                 Not Applicable
            ----------------------------------------------------------
              (Former names, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


     The number of shares outstanding of the Registrant's no par value common stock, at August 16, 1999 was 1,568,791 shares.

                                     PART I


Item 1. FINANCIAL STATEMENTS

                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999
                                    UNAUDITED




               ASSETS
CURRENT ASSET
    Cash                                                   $    2,726
                                                           ==========
   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable
      Accrued liabilities                                  $      397
                                                                8,583
                                                           ----------
                    Total current liabilities                   8,980

NOTES PAYABLE TO RELATED PARTIES                               33,500

SHAREHOLDERS' DEFICIT

    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      1,568,791 shares                                      1,568,791
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,267,599)
                                                           ----------
                                                                        (39,754)
                                                           ----------
                                                           $    2,726
                                                           ==========

          The accompanying notes are an integral part of this statement.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                                                 Three                Three
                                              Months Ended         Months Ended
                                                June 30,             June 30,
                                                  1999                 1998


EXPENSES
  General and Administrative                          345               1,181
  Interest                                            750                 598
                                               -----------        ------------
                 NET LOSS                      $   (1,095)        $    (1,779)
                                               ===========        ============


Basic and diluted net loss per common
  share                                        $       (-)        $        (-)
                                               ===========        ============
Weighted average common shares outstanding      1,568,791           1,568,791
                                               ===========        ============

      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                  Six                 Six
                                              Months Ended        Months Ended
                                                June 30,            June 30,
                                                  1999                1998


EXPENSES
  General and administrative                        3,044               1,713
  Interest                                          1,477               1,190
                                               -----------         -----------
                 NET LOSS                      $   (4,521)         $   (2,903)
                                               ===========         ===========


Basic and diluted net loss per common share    $       (-)         $       (-)
                                               ===========         ===========
Weighted average common shares outstanding      1,568,791           1,568,791
                                               ===========         ===========



                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                    Six                 Six
                                                Months Ended       Months Ended
                                                 June 30,            June 30,
                                                    1999               1998
                                                    ----               ----

Increase (Decrease) in Cash

Cash flows from operating activities
    Net loss                                   $  (4,405)           $  (2,903)
    Adjustments to reconcile net loss to net
       cash used in operating activities
           Changes in operating assets and
           liabilities
             Increase in accounts payable and
               accured liabilities                   116                1,190
                                                ---------            ---------
                Net cash used in operating
                 activities                       (5,206)              (1,713)

Cash flows from financing activities
    Proceeds from notes payable                    4,000                    0
                                                ---------            ---------

                NET DECREASE IN CASH                (405)              (1,713)

Cash at beginning of period                        3,131                4,550
                                                ---------            ---------
Cash at end of period                          $   2,726            $   2,837
                                                =========            =========

        The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

                                    UNAUDITED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------

The accompaying consolidated balance sheet as of June 30, 1999 and the consolidated statements of operations and cash flows for the periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 1999 and 1998 have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1998 filing on Form 10-KSB. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

LOSS PER SHARE:
-------------------------

Loss per share is computed using the weighted average number of common shares outstanding of 1,568,791 for the periods ended June 30, 1999 and 1998.

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs.

At June 30, 1999, the Company had cash of $ 2,726 and liabilities of $42,480. The Company is presently without significant income and its future is dependent upon the Company obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. There is no assurance that the Company will be successful in raising new capital or securing a new business.

RESULTS OF OPERATIONS:
---------------------

The Company's net loss of $ 1,095 for the quarter ended June 30, 1999 and $4,521 for the six months ended June 30, 1999 represents general and administrative and interest expenses. Such losses did not differ significantly from the comparable period losses in 1998. Operations for these periods generated no revenues.

As the Company has incurred substantial operating losses in the past and has significant net operating loss carrying forwards, no provision for income taxes was required for the periods ended June 30, 1999 and 1998 . A valuation allowance has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.

YEAR 2000 ISSUE

Because of limited operations of the Company, Year 2000 issues are minimal. The Company's financial institutions and professional service providers have provided notification that they are Year 2000 compliant. The personal computer and software which the Registrant utilizes is deemed Year 2000 compliant.



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

           Item 3.     Defaults In  Senior Securities:
                         None

           Item 4.     Submission of Matters to a Vote of Security Holders:
                         None

           Item 5.     Other Information:
                         None

           Item 6.     Exhibits and Reports on Form 8-K:
                         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

DATE: August 16, 1999