Form 10QSB
period 1999-09-30
SOUTHWEST CAPITAL CORP
filed 1999-11-15
CIK 217222

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to ____________

Commission File Number: 0-8149


                          SOUTHWEST CAPITAL CORPORATION
-----------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


                 New Mexico                             85-0169650
-----------------------------------------------------------------------------

        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or  organization)             Identification No.)


   1650 University NE, Suite 5-100, Albuquerque, New Mexico       87102
-----------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


                                  505-884-7161
-----------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
-----------------------------------------------------------------------------
              (Former names, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of the Registrant's no par value common stock, at November 10, 1999 was 1,568,791 shares.



PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                         SOUTHWEST CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                  (unaudited)




               ASSETS
CURRENT ASSET
    Cash                                                   $    2,270
                                                           ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $      397
    Accrued liabilities                                         9,427
                                                           ----------
           Total current liabilities                            9,824

NOTES PAYABLE TO RELATED PARTIES                               35,879

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      1,568,791 shares                                      1,568,791
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,271,278)
                                                           ----------
                                                              (43,433)
                                                           ----------
                                                           $    2,270
                                                           ==========


          The accompanying notes are an integral part of this statement.





                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                 (unaudited)




                                                 1999               1998
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     2,835        $     2,606
  Interest                                           844                592
                                             -----------        -----------
               NET LOSS                      $    (3,679)       $    (3,198)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $       (-)        $       (-)
                                             ===========        ===========

Weighted average common shares outstanding     1,568,791          1,568,791
                                             ===========        ===========


      The accompanying notes are an integral part of these statements.





                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED SEPTEMBER 30,

                                 (unaudited)


                                                 1999               1998
                                              -----------       -----------

EXPENSES
  General and administrative                  $     5,879       $     5,206
  Interest                                          2,321             1,190
                                              -----------       -----------
                 NET LOSS                     $    (8,200)      $    (6,396)
                                              ===========       ===========


Basic and diluted net loss per common share   $       (-)       $       (-)
                                              ===========       ===========
Weighted average common shares outstanding      1,568,791         1,568,791
                                              ===========       ===========


      The accompanying notes are an integral part of these statements.



                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                 (unaudited)


                                                 1999               1998
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities
    Net loss                                   $   (8,200)      $    (6,396)
    Adjustments to reconcile net loss to net
       cash used in operating activities
           Changes in operating assets and
           liabilities
             Increase in accounts payable and
               accrued liabilities                    960             1,190
                                              -----------       -----------
                Net cash used in operating
                 activities                        (7,240)           (5,206)

Cash flows from financing activities
    Proceeds from notes payable                     6,379             2,500
                                              -----------       -----------

                NET DECREASE IN CASH                 (861)           (2,706)

Cash at beginning of period                         3,131             2,837
                                              -----------       -----------
Cash at end of period                         $     2,270       $       131
                                              ===========       ===========


        The accompanying notes are an integral part of these statements.




                         SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1999

                                   (unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------

The accompanying consolidated balance sheet as of September 30, 1999 and the consolidated statements of operations and cash flows for the periods ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 1999 and 1998 have been included. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

LOSS PER SHARE:
---------------

Loss per share is computed using the weighted average number of common shares outstanding of 1,568,791 for the periods ended September 30, 1999 and 1998.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Liquidity, as discussed herein, refers to the Company's ability to generate adequate amounts of cash to meet its needs. At September 30, 1999, the Company had cash of $2,270 and liabilities of $45,703. The Company is presently without significant income and its future is dependent upon the Company obtaining monies, through borrowings or through the sale of equities, to acquire or develop new business interests. There is no assurance that the Company will be successful in raising new capital or securing a new business.

RESULTS OF OPERATIONS:
----------------------

The Company's net loss of $3,679 for the quarter ended September 30, 1999 and $8,200 for the nine months ended September 30, 1999 represents general and administrative and interest expenses. Such losses did not differ significantly from the comparable period losses in 1998. Operations for these periods generated no revenues.

As the Company has incurred substantial operating losses in the past and has significant net operating loss carryforwards, no provision for income taxes was required for the periods ended September 30, 1999 and 1998. A valuation allowance has been provided for all deferred tax assets since it is more likely than not that the tax assets will not be realized.

YEAR 2000 ISSUE:
----------------

Because of limited operations of the Company, Year 2000 issues are minimal. The Company's financial institutions and professional service providers have provided notification that they are Year 2000 compliant. The personal computer and software which the Company utilizes is deemed Year 2000 compliant.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk associated with interest rates, foreign currency exchange rates or commodity prices.


PART II. OTHER INFORMATION

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


                                 s/Alan Geiwitz
                               BY:__________________________
                               Alan Geiwitz, Secretary and
                               Chief Accounting Officer

DATE: November 10, 1999