Form 10KSB
period 1999-12-31
SOUTHWEST CAPITAL CORP
filed 2000-03-30
CIK 217222

                                  UNITED STATES
                        SECURITIES AND EXHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---- to ----

                         Commission File Number: 0-8149

                          SOUTHWEST CAPITAL CORPORATION
-----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            New Mexico                                     85-1069650
-----------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

    1650 University Blvd., N.E., Suite 5-100
           Albuquerque, New Mexico                           87102
-----------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code: (505)243-4949

Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or

information  statements
incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $ -0-

The number of shares of the Registrant's common stock outstanding as of March 15,2000 was approximately 1,569,000. The aggregate market value of the Registrant's common stock held by non-affiliates as of March 15, 2000 was $1,143,000.


                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS.

Southwest Capital Corporation, incorporated in 1964 under the laws of the State of New Mexico, and subsidiary is hereinafter referred to as the "Registrant" or the "Company".

The Company's principal offices are located at 1650 University Boulevard, N.E., Suite 5-100, Albuquerque, New Mexico 87102, and its telephone number at that location is (505)243-4949.

Company's Historic Development.

The Company was originally formed as a provider of financial services to small businesses.

From 1976 to 1989 such operations were performed by a wholly owned subsidiary, Southwest Capital Investments, Inc. ("SCII"), which was licensed by the Small Business Administration ("SBA"). As a result of declines in income and assets, the Company was determined to have a capital deficiency by the SBA in April 1989. As the Company was unable to secure additional capital for the SBA program, management determined it was in the best interest of the Company to divest itself of such operations and acquire a new line of business.

In 1990, the Company accepted an offer from its President at the time, to exchange 125,000 shares of Company stock for all the issued and outstanding shares of SCII.

In 1989, the Company acquired all of the issued and outstanding common stock of Beef Technologies, Inc. ("BTI"), a New Mexico corporation. BTI was organized, to exploit certain technology and business plans related to the production and marketing of lean, low cholesterol beef. Following an unsuccessful pilot in 1992, this project was abandoned.

As a result of these events, the Company has been without operations since 1992. Current management has actively solicited and pursued investment possibilities in the form of acquisitions of privately held businesses. To date, several companies have been analyzed for potential acquisition; however, no firm candidates exist at this time.


ITEM 2:  DESCRIPTION OF PROPOERTY.

The  Registrant  utilizes  office  space  at 1650  University  Boulevard,  N.E.,
Albuquerque, New Mexico 87102. The space utilized by the Registrant is negligible and it pays no rent for its use.


ITEM 3:  LEGAL PROCEEDINGS.

Management of the Company is not aware of any legal or administrative actions now pending or contemplated against the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the 1999 fiscal year to a vote of security holders, through solicitation of proxies or otherwise.


                                     PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant's common stock has been listed in the National Daily Quotation Bureau, Inc. in its Pink Sheets and the OTC Bulletin Board under the symbol SWCC. The following table sets forth for the periods indicated, the high and low bid prices as reported.

                                        1999                1998
                                 -----------------    ----------------
                                   High     Low         High     Low
                                 -------  --------    -------  -------

  First quarter                  $  0.31  $   0.25    $  1.50  $  1.38
  Second quarter                    0.25      0.25       1.00     0.75
  Third quarter                     0.25      0.25       0.75     0.31
  Fourth quarter                    0.25      0.25       0.31     0.25


There were approximately 900 holders of the Company's common stock on December 31, 1999. The Company has not paid dividends on its common stock for more than the past five years, including the fiscal year ended December 31, 1999.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALSIS OR PLAN OF OPERATIONS.

Plan of Operations

As the Company has not had revenues from operations in each of the last two fiscal years, the following represents management's plan of operations for the next twelve months.

The Company is presently without revenues or cash flow from operations. Based upon current activity levels, management believes that cash on hand and the availability of working capital loans from officers are sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of general and administrative costs incurred to maintain good standing as a publicly traded company.

The Company currently has no employees and does not anticipate retaining any employees based upon current activity.

Management will continue to solicit and pursue investment possibilities in the form of acquisitions of privately held businesses. However, it should be noted, such management personnel are engaged full time in other activities, endeavors and professions.

Year 2000 Issues

Because of the limited activities of the Company, year 2000 issues of the Company were minimal. The Company has not incurred any year 2000 problems with its computer hardware and software, financial institutions or professional service providers, nor does management expect to incur any future problems.

ITEM 7:  FINANCIAL STATEMENTS.










               Report of Independent Certified Public Accountants


Stockholders
Southwest Capital Corporation

We have audited the accompanying consolidated balance sheet of Southwest Capital Corporation and Subsidiary, as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Capital Corporation and Subsidiary, as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2000

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999


                        ASSETS

CURRENT ASSETS
    Cash                                                         $     2,184
                                                                 ===========
        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                             $     3,980
    Accrued liabilities                                                9,185
                                                                 -----------
                  Total current liabilities                           13,165

NOTES PAYABLE TO RELATED PARTIES (note B)                             35,879

STOCKHOLDERS' DEFICIT
    Common stock - no par value; authorized,
       10,000,000 shares; issued and outstanding,
       1,568,791 shares                                            1,568,791
    Additional paid-in capital                                     1,659,054
    Accumulated deficit                                           (3,274,705)
                                                                 -----------
                                                                        (46,860)
                                                                 -----------
                                                                     $     2,184
                                                                 ===========



        The accompanying notes are an integral part of this statement.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,


                                                       1999           1998
                                                    ----------    ----------
Expenses
    General and administrative                      $    8,603    $    5,206
    Interest                                             3,024         2,675
                                                    ----------    ----------

                  NET LOSS                          $  (11,627)   $   (7,881)
                                                    ==========    ==========

Net loss per common share                           $     (.01)   $     (.01)
                                                    ==========    ==========

Weighted average common shares outstanding           1,568,791     1,568,791
                                                    ==========    ==========


       The accompanying notes are an integral part of these statements.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years ended December 31, 1999 and 1998


                           Common stock     Additional
                       --------------------  paid-in   Accumulated
                        Shares      Amount   capital     deficit     Total
                       --------- ---------- ---------- -----------  --------

Balance at
  January 1, 1998      1,568,791 $1,568,791 $1,659,054 $(3,255,197) $(27,352)

  Net loss                    -          -          -       (7,881)   (7,881)
                       --------- ---------- ---------- -----------  --------

Balance at
  December 31, 1998    1,568,791  1,568,791  1,659,054  (3,263,078)  (35,233)


  Net loss                    -          -          -      (11,627)  (11,627)
                       --------- ---------- ---------- -----------  --------

Balance at
  December 31, 1999    1,568,791 $1,568,791 $1,659,054 $(3,274,705) $(46,860)
                       ========= ========== ========== ===========  ========


        The accompanying notes are an integral part of this statement.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,


                                                       1999          1998
                                                    ----------    ----------

Cash flows from operating activities

Net loss                                            $  (11,627)   $   (7,881)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Changes in operating assets and liabilities
      Increase in accounts payable and
        accrued liabilities                              4,301         2,675
                                                    ----------    ----------
        Net cash used in operating activities           (7,326)       (5,206)

Cash flows from financing activities
    Proceeds from notes payable                          6,379         5,500
                                                    ----------    ----------
NET INCREASE (DECREASE) IN CASH                           (947)          294

Cash at beginning of year                                3,131         2,837
                                                    ----------    ----------
Cash at end of year                                 $    2,184    $    3,131
                                                    ==========    ==========


       The accompanying notes are an integral part of these statements.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Southwest Capital Corporation and Subsidiary (the "Company"), a New Mexico corporation, acts primarily as a holding company and has had no business operations since 1992. At December 31, 1999, the Company's activities generally consist of paying general and administrative costs of the Company.

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


NOTE B - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are comprised of two uncollateralized notes ($30,879 and $5,000) bearing interest at 10%, due to two individuals who are major stockholders of the Company. One of these individuals is also an officer and a director. The notes have no specified payment terms but are not callable until after December 31, 2000.


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

At December 31, 1999, the Company had deferred tax assets related to net operating loss carryforwards of approximately $138,000. The deferred tax assets have been completely eliminated through a valuation allowance as the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance for tax assets increased $4,000 for each of the years ended December 31, 1999 and 1998.

At December 31, 1999, the Company's net operating loss carryforwards are as follows:

    Expiration date
      2000                                    $   30,000
      2001                                        47,000
      2002                                        38,000
      2004                                        17,000
      2005                                        16,000
      2006                                        23,000
      2007                                        74,000
      2008                                        42,000
      2009                                        12,000
      2010                                         9,000
      2011                                         9,000
      2012                                        13,000
      2018                                         8,000
      2019                                        12,000
                                               ---------
                                               $ 350,000
                                               =========


NOTE D - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information as of December 31, 1999 as required by SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

All of the Company's financial instruments are held for purposes other than trading.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.  Cash

The carrying amount approximates fair value because of the short maturity and highly liquid nature of those instruments.

2.  Notes Payable

These amounts have no fixed maturities and it is not practicable to estimate fair value.

The carrying amounts and estimated fair values of the Company's financial instruments, as of December 31, 1999, are as follows:

                                                     Carrying     Estimated
                                                      amount      fair value
                                                    ----------    ----------

    Financial asset
      Cash                                          $    2,184    $    2,184
    Financial liabilities
      Notes payable for which it is not
        practicable to estimate fair value             (35,879)           -

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Laurence S. Zipkin, Age 60, serves as President, Chief Executive Officer and a Director of the Company. Mr. Zipkin is also a Director of Equity Securities Investment, Inc., a Minneapolis based broker dealer. Equity Securities is a member of the National Association of Security Dealers and employees approximately forty people. Prior to joining Equity Securities in 1987, Mr. Zipkin was a principal in a chain of retail stores throughout the mid-west using the name Flower City. He sold his interst in 1987 when he began his association with Equity Securities.

Alan Geiwitz, age 49, serves as Vice President, Chief Financial Officer and a Director of the company. Mr. Geiwitz is a founder and principal of Orion Financial Corp., and has been actively involved in financial management for over twenty years. Prior to forming Orion in 1982, Mr. Geiwitz was Vice President and Manager of a commercial lending division which handled manufacturing, wholesaling and leasing companies at Norwest Bank, Minnesota, and also worked in the Loan Administration Division of Norwest Corporation. Mr. Geiwitz sits on the Boards of Directors of Orion Financial Corp., Midwest Financial Services, Inc., Metals Manufacturing Corporation, Griffiths Corporation, Lake Air Metal Products LLC and Mercury Waste Solutions, Inc. Mr. Geiwitz is a cum laude graduate of Mankato State University with a double major in Business Administration Finance and Mathematics.



Alan Geiwitz has served as the

Need to insert the following information for officers and directors:

  Positions held
  Term of office and the period served Persons business experience Directorships of other reporting companies Involvement in any legal proceedings

Family relationships

None of the officers or directors of the Company are related (as first cousins or closer) by blood, marriage or adoption to any other officer or director.


ITEM 10:  EXECUTIVE COMPESATION.

None of the Company's Officers or Directors are compensated for the minimal services which are provided on behalf of the Company.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the security ownership of certain beneficial owners and management of the Company's common stock as of March 15, 2000. Each person has sole voting and investment power as to all shares unless otherwise indicated.

There were approximately 1,569,000 shares of the Company's common stock issued and outstanding at March 15, 2000.

    Title of           Name and Address      Amount and Nature of   Percent
     Class           of Beneficial Owner     Beneficial Ownership   of Class
  ------------   -------------------------   --------------------   --------

    $.01 par     James A. Arias (1)           100,000 - Direct         6.4%
     common      1650 University Blvd., NE    157,500 - Indirect      10.0%
                 Suite 5-100
                 Albuquerque, NM 87102

    $.01 par     Realco, Inc. (1)             157,500 - Direct        10.0%
     common      1650 University Blvd., NE
                 Suite 5-100
                 Albuquerque, NM 87102

    $.01 par     Nasser J. Kazeminey          250,000 - Direct        15.9%
     common      1450 Lincoln Centre
                 333 South 7th Street
                 Minneapolis, MN 55402

    $.01 par     Laurence S. Zipkin           250,000 - Direct        15.9%
     common      400 North Lilac Dr.
                 Golden Valley, MN 55422

    $.01 par     Alan R. Geiwitz              100,000 - Direct         6.4%
     common      7803 Glenroy Road
                 Bloominton, MN 55469

    $.01 par     Martin J. Roe                100,385 - Direct         6.4%
     common      TTEE/TR
                 1022 Hillcrest Road
                 Beverly Hill, CA 90210

    $.01 par     All Executive Officers       350,000 - Direct        22.3%
     common        and Directors as a
                   group

---------------------------------
Note to Beneficial Ownership Table:

1. Mr. Arias is President of Realco, Inc. (a publicly traded company) and as such, votes these shares.


Changes in Control

There are no arrangements known to the Company, including any pledge of securities of the Company, which may result in a change in control of the Company at a subsequent date.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Laurence S. Zipkin, the Company's President, Chief Executive Officer and a Director, has advanced working capital to the Company from time to time. Such advances totaled $30,879 at December 31, 1999 and are evidenced by 10% interest bearing demand notes.

Mr. Nasser J. Kazeminey, a major stockholder, has advanced working capital to the Company. Such advances totaled $5,000 at December 31, 1999 and is also evidenced by a 10% interest bearing demand note.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Documents filed as a part of this report:

     (1)  The financial  statements filed as part of this report are included in
          Item 7.

     (2) The following exhibits are filed as part of this report:

          3.1 *  Articles of Incorporation

          3.2 *  Bylaws

          4   *  Instruments  defining rights of security holders,  including indentures

         10   *  Material contracts

         21   *  Subsidiaries of Registrant

* Filed as an exhibit to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934, and incorporated herein by reference.

(b) Reports on Form 8-K:

    The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES:

In accordance with Section 13 or l5(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTHWEST CAPITAL CORPORATION

Date:  March 29, 2000                    By: /s/ LAURENCE S. ZIPKIN
                                             -----------------------------
                                             Laurence S. Zipkin, President
                                               and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


         Signature                       Title                     Date
  -------------------------    ---------------------------    ---------------


  /s/ LAURENCE S. ZIPKIN       President, Chief Executive     March 29, 2000
  ------------------------       Officer and Director
     Laurence S. Zipkin


  /s/ ALAN R. GEIWITZ          Vice President, Chief          March 29, 2000
  ------------------------       Financial Officer and
      Alan R. Geiwitz            Director