Form 10QSB
period 2000-03-31
SOUTHWEST CAPITAL CORP
filed 2000-05-10
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------ to ------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's no par value common stock, at May 10, 2000 was approximately 1,569,000 shares.





PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                   (unaudited)




               ASSETS
CURRENT ASSET
    Cash                                                   $    5,546
                                                           ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $    3,647
    Accrued liabilities                                         9,902
                                                           ----------
           Total current liabilities                           13,549

NOTES PAYABLE TO RELATED PARTIES                               41,879

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      1,568,791 shares                                      1,568,791
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,277,727)
                                                           ----------
                                                                        (49,882)
                                                           ----------
                                                           $    5,546
                                                           ==========


          The accompanying notes are an integral part of this statement.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)




                                                 2000               1999
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     2,305        $     2,699
  Interest                                           717                727
                                             -----------        -----------
               NET LOSS                      $    (3,022)       $    (3,426)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $       (-)        $       (-)
                                             ===========        ===========

Weighted average common shares outstanding     1,568,791          1,568,791
                                             ===========        ===========


      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)


                                                 2000               1999
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities

Net loss                                       $   (3,022)      $    (3,426)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Changes in operating assets and
        liabilities
          Increase in accounts payable and
            accrued liabilities                       384             1,466
                                              -----------       -----------
              Net cash used in operating
                activities                         (2,638)           (1,960)

Cash flows from financing activities
    Proceeds from notes payable                     6,000                -
                                              -----------       -----------

       NET INCREASE (DECREASE) IN CASH              3,362           (1,960)

Cash at beginning of period                         2,184             3,131
                                              -----------       -----------
Cash at end of period                         $     5,546       $     1,171
                                              ===========       ===========


        The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

The accompanying consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and cash flows for the quarters ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the quarters ended March 31, 2000 and 1999 have been included. The results of operations for the quarters ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 1999 filing on Form 10-KSB.

LOSS PER SHARE
--------------

Loss per share is computed using the weighted average number of common shares outstanding during the period.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS
------------------

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

Management will continue to solicit and pursue investment possibilities in the form of acquisitions of privately held businesses. However, it should be noted, such management personnel are engaged full time in other activities, endeavors and professions.

YEAR 2000 ISSUE
---------------

As a result of (1) the limited operations of the Company, (2) the limited assurance the Company received from its financial institutions and professional service providers regarding Year 2000 compliance, and (3) the Year 2000 readiness of the personal computer and software which the Company utilizes; the Company did not encounter any difficulties associated with Year 2000.

The Company continues to remain alert to potential problems arising from Year 2000, but management believes the Company is adequately prepared for such problems in the unlikely event that they do occur. Furthermore, management does not anticipate incurring any costs relating to this issue.

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


                               SOUTHWEST CAPITAL CORPORATION

Date:  May 10, 2000            By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President


Date:  May 10, 2000            By: /s/ ALAN GEIWITZ
                               ---------------------------------
                               Alan Geiwitz, Secretary and
                                 Chief Accounting Officer