Form 10QSB
period 2000-06-30
SOUTHWEST CAPITAL CORP
filed 2000-08-14
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's no par value common stock, at August 7, 2000 was approximately 1,569,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                   (unaudited)




               ASSETS
CURRENT ASSET
    Cash                                                   $    2,734
                                                           ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $    2,845
    Accrued liabilities                                        10,949
                                                           ----------
           Total current liabilities                           13,794

NOTES PAYABLE TO RELATED PARTIES                               41,879

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      1,568,791 shares                                      1,568,791
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,280,784)
                                                           ----------
                                                                        (52,939)
                                                           ----------
                                                           $    2,734
                                                           ==========


          The accompanying notes are an integral part of this statement.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30,

                                   (unaudited)




                                                 2000               1999
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     2,010        $       345
  Interest                                         1,047                750
                                             -----------        -----------
               NET LOSS                      $    (3,057)       $    (1,095)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $        -         $        -
                                             ===========        ===========

Weighted average common shares outstanding     1,568,791          1,568,791
                                             ===========        ===========


      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            SIX MONTHS ENDED JUNE 30,

                                   (unaudited)




                                                 2000               1999
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     4,315        $     3,044
  Interest                                         1,764              1,477
                                             -----------        -----------
               NET LOSS                      $    (6,079)       $    (4,521)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $        -         $        -
                                             ===========        ===========

Weighted average common shares outstanding     1,568,791          1,568,791
                                             ===========        ===========


      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,

                                   (unaudited)


                                                 2000               1999
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities
Net loss                                       $   (6,079)      $    (4,521)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Changes in operating assets and
        liabilities
          Increase in accounts payable and
            accrued liabilities                       629               116
                                              -----------       -----------
              Net cash used in operating
                activities                         (5,450)           (4,405)

Cash flows from financing activities
    Proceeds from notes payable                     6,000             4,000
                                              -----------       -----------

       NET INCREASE (DECREASE) IN CASH                550              (405)

Cash at beginning of period                         2,184             3,131
                                              -----------       -----------
Cash at end of period                         $     2,734       $     2,726
                                              ===========       ===========


        The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

The accompanying consolidated balance sheet as of June 30, 2000 and the consolidated statements of operations and cash flows for the periods ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 2000 and 1999 have been included. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

         None

Item 3.  Defaults In  Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

On August 2, 2000, the Company entered into a Letter of Intent to negotiate a stock merger with Berthel Fisher & Company, ("Berthel Fisher") a private financial services holding company which would result in Berthel Fisher becoming a public company.

The Letter of Intent provides for the issuance of additional common and preferred shares of Southwest Capital, which would result in Berthel Fisher controlling approximately 75% of the voting shares. The proposed transaction is expected to close by September 30, 2000; however, it remains subject to certain closing conditions and no assurance can be given that the proposed transaction will be consummated.

Berthel  Fisher  offers full service  retail  brokerage and  investment  banking
operations   concentrated  primarily  in  the  Midwest  with  approximately  140 registered representatives in 85 locations.

Item 6.  Exhibits and Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SOUTHWEST CAPITAL CORPORATION

Date:  August 11, 2000          By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President


Date:  August 11, 2000          By: /s/ ALAN GEIWITZ
                               ---------------------------------
                               Alan Geiwitz, Secretary and
                                 Chief Accounting Officer