Form 10QSB
period 2000-09-30
SOUTHWEST CAPITAL CORP
filed 2000-11-14
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB

(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's no par value common stock at November 13, 2000 was approximately 2,100,000 shares.

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

                                   (unaudited)




               ASSETS

CURRENT ASSET
    Cash                                                   $      148
                                                           ==========


   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                                       $    1,518

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      2,100,000 shares                                      1,690,649
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,351,073)
                                                           ----------
                                                               (1,370)
                                                           ----------
                                                           $      148
                                                           ==========


          The accompanying notes are an integral part of this statement.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                   (unaudited)





                                                 2000               1999
                                             -----------        -----------

EXPENSES
  General and Administrative                 $    70,289        $     2,835
  Interest                                            -                 844
                                             -----------        -----------
               NET LOSS                      $   (70,289)       $    (3,679)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $      (.03)       $        -
                                             ===========        ===========

Weighted average common shares outstanding     2,100,000          1,568,791
                                             ===========        ===========


      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                   (unaudited)





                                                 2000               1999
                                             -----------        -----------

EXPENSES
  General and Administrative                 $    74,604        $     5,879
  Interest                                         1,764              2,321
                                             -----------        -----------
               NET LOSS                      $   (76,368)       $    (8,200)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $      (.04)       $        -
                                             ===========        ===========

Weighted average common shares outstanding     1,747,153          1,568,791
                                             ===========        ===========


      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                   (unaudited)


                                                 2000               1999
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities
Net loss                                       $  (76,368)      $    (8,200)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Issuance of common stock and warrants
        for services rendered                      69,029                -
      Changes in operating assets and
        liabilities
          (Decrease)increase in accounts
            payable and accrued liabilities          (697)              960
                                              -----------       -----------
              Net cash used in operating
                activities                         (8,036)           (7,240)

Cash flows from financing activities
    Proceeds from notes payable                     6,000             6,379
                                              -----------       -----------

       NET DECREASE IN CASH                        (2,036)             (861)

Cash at beginning of period                         2,184             3,131
                                              -----------       -----------
Cash at end of period                         $       148       $     2,270
                                              ===========       ===========


Non-cash financing activities
-----------------------------
On July 1, 2000, the Company issued 226,209 shares of common stock in exchange for the cancellation of debt to related parties totaling $52,829.

        The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

                                   (unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------


The accompanying consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations and cash flows for the periods ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended September 30, 2000 and 1999 have been included. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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

LOSS PER SHARE
--------------

Loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share are the same for all periods, because the inclusion of stock warrants would be antidilutive.

ISSUANCE OF COMMON STOCK
------------------------

On July 1, 2000 the Board of Directors  adopted a resolution  which provided for
(i) the issuance of 305,000 shares of common stock to certain individuals who performed past services for the Company in lieu of cash compensation; (ii) the issuance of a total of 226,209 to two individuals who agreed to cancel debt owed to them by the Company; and (iii) the issuance of warrants to purchase a total of 770,587 shares of Company common stock at an exercise price of $1 per share.

The value assigned to common stock and warrants issued for services rendered was approximately $69,000, which is reflected as a charge to operations during the period. The value assigned to common stock issued for cancellation of debt was $52,829, which represents the book value of such debt and has been recorded as stockholders' equity.

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

         None

Item 3.  Defaults In Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

On November 2, 2000, the Company entered into an Agreement and Plan of Reorganization ("Merger Agreement") with Berthel Fisher & Company ("Berthel Fisher") a private financial services holding company, which would result in Berthel Fisher becoming a public company. Under the Merger Agreement, Berthel Fisher and the Company will merge into Berthel Fisher & Company Merger Corp., a newly-formed, wholly-owned Iowa subsidiary of the Company. After the merger, Berthel Fisher's shareholders would own approximat ely 75% of the voting shares. Closing of the proposed transaction is subject to certain closing conditions, including the approval of the shareholders of the Company and Berthel Fisher, and no assurance can be given that the proposed transaction will be consummated.

Berthel  Fisher  offers full service  retail  brokerage and  investment  banking
operations   concentrated  primarily  in  the  Midwest  with  approximately  140 registered representatives in 85 locations.

Item 6.  Exhibits and Reports on Form 8-K:

The Company filed a report on Form 8-K, dated August 2, 2000 during the quarter ended September 30, 2000 reporting matters under "Item 5 Other Events".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SOUTHWEST CAPITAL CORPORATION


Date:  November 13, 2000       By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President


Date:  November 13, 2000       By: /s/ ALAN GEIWITZ
                               ---------------------------------
                               Alan Geiwitz, Secretary and
                                 Chief Accounting Officer