Form 10KSB
period 2000-12-31
SOUTHWEST CAPITAL CORP
filed 2001-04-02
CIK 217222

UNITED STATES
 SECURITIES AND EXHANGE COMMISSION

 Washington, D.C. 20549
 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended  December 31, 2000

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE  ACT OF 1934

For the transition period from ____ to _____

Commission File Numbers 0-8149

SOUTHWEST CAPITAL CORPORATION

                 (Name of small business issuer in its charter)

            New Mexico                                     85-1069650

 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

    1650 University Blvd., N.E., Suite 5-100
           Albuquerque,  New Mexico                           87102

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

The number of shares of the  Registrant's  common stock  outstanding as of March
29,2001  was  approximately   2,100,000.  The  aggregate  market  value  of  the
Registrant's  common  stock  held by  non-affiliates  as of March  29,  2001 was
$1,778,000.

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

In 1989, the Company acquired all of the issued and outstanding  common stock of
Beef Technologies,  Inc. ("BTI"), a New Mexico corporation. BTI was organized to exploit  certain  technology  and business  plans related to the  production and marketing of lean, low  cholesterol  beef.  Following an  unsuccessful  pilot in
1992, this project was abandoned.

As a result of these events, the Company has been without operations since 1992.
Current management has actively  solicited and pursued investment  possibilities in the form of  acquisitions  of privately  held  businesses.  To date,  several companies  have been  analyzed and as reported in the  Company's  10-QSB for the period ended  September 30, 2000, on November 2, 2000, the Company  entered into an Agreement and Plan of Reorganization ("Merger Agreement") with Berthel Fisher
& Company  ("Berthel  Fisher") a  private  financial  services  holding company, which would result in Berthel Fisher becoming a public company. Under the Merger
Agreement,  Berthel   Fisher  and  the  Company  will  merge into Berthel Fisher
& Company   Merger  Corp.,  a   newly  -formed,  wholly-owned  Iowa   subsidiary
of the  Company.  After the  merger,  Berthel  Fisher's  shareholders  would own approximately 75% of the voting shares.  Closing of the proposed  transaction is subject to certain closing conditions, including the approval of shareholders of the Company and Berthel Fisher,  and no assurance can be given that the proposed transaction  will be consummated.  The date upon which the transaction was to be consummated  was set for March 31, 2001. By mutual verbal  consent,  the parties have agreed to extend the date upon which the transaction will be consummated to
April 15, 2001.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
.

No matters were submitted during the fourth quarter of the 2000 fiscal year to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The  Registrant's  common stock has been listed in the National Daily  Quotation
Bureau,  Inc.  in its Pink  Sheets and the OTC  Bulletin  Board under the symbol
SWCC. The following table sets forth for the periods indicated, the high and low bid prices as reported.

                                        2000                1999
                                 __________________   ________________
                                   High      Low        High     Low
                                 ________  ________   ________ _______

  First quarter                  $  0.63  $   0.25    $  0.31  $  0.25
  Second quarter                    0.38      0.25       0.25     0.25
  Third  quarter                    3.50      0.25       0.25     0.25
  Fourth quarter                    2.25      2.00       0.25     0.25

There were  approximately  900 holders of the Company's common stock on December
29, 2000.  The Company has not paid  dividends on its common stock for more than the past five years, including the fiscal year ended December 31, 2000.

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

In the event that the Berthel Fisher transaction is not consummated,  management will  continue to solicit  and pursue  investment  possibilities  in the form of acquisitions of privately held  businesses.  However,  it should be noted,  such management  personnel are engaged full time in other  activities,  endeavors and professions.

ITEM 7:  FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountants

Stockholders
Southwest Capital Corporation

We have audited the accompanying consolidated balance sheet of Southwest Capital
Corporation  and   Subsidiary,   as  of  December  31,  2000,  and  the  related
consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended  December 31,  2000.  These  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the consolidated financial position of Southwest Capital
Corporation  and  Subsidiary,  as of December  31,  2000,  and the  consolidated results of their  operations and their  consolidated  cash flows for each of the two years in the period ended  December 31, 2000 in conformity  with  accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 27, 2001

SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2000

                                    ASSETS

CURRENT ASSETS
    Cash                                                            $     3,011
                                                                    ===========
              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                                $    23,209
    Accrued liabilities                                                      78
                                                                    ___________
                  Total current liabilities                              23,287

NOTE PAYABLE TO RELATED PARTY (note B)                                    3,500

STOCKHOLDERS' DEFICIT (note D)
    Common stock - no par value; authorized, 10,000,000 shares;
       issued and outstanding, 2,100,000 shares                       1,690,649
    Additional paid-in capital                                        1,659,054
    Accumulated deficit                                              (3,373,479)
                                                                    ___________
                                                                        (23,776)
                                                                    ___________
                                                                    $     3,011
                                                                    ===========

         The accompanying notes are an integral part of this statement.

SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,

                                                    2000                1999
                                               _____________         ___________
Expenses
    General and administrative                 $     96,931          $     8,603
    Interest                                          1,843                3,024
                                               _____________         ___________
                  NET LOSS                     $     98,774          $    11,627
                                               =============         ===========
Basic and diluted net loss per
 common share                                  $       (.05)         $     (.01)
                                               =============         ===========
Weighted average common
 shares outstanding                               1,835,847            1,568,791
                                               =============         ===========

        The accompanying notes are an integral part of these statements.

SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Years ended December 31, 2000 and 1999

                                            Common stock             Additional
                                        ____________________          paid-in
                                        Shares         Amount         capital
                                      __________     __________      __________

Balance at
 January 1, 1999                       1,568,791     $1,568,791      $1,659,054

Net loss                                     -              -               -
                                      __________     __________      __________
Balance at
 December 31, 1999                     1,568,791      1,568,791       1,659,054

Issuance  of  common  stock and
   warrants  in  exchange   for
   services rendered                     305,000         69,029              -

Stock exchanged for
 cancellation of debt                    226,209         52,829              -

Net loss                                     -              -                -
                                      __________     __________      __________
Balance at
 December 31, 2000                     2,100,000     $1,690,649      $1,659,054
                                      ==========     ==========      ==========

         The accompanying notes are an integral part of this statement.

SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Years ended December 31, 2000 and 1999

                                                      Accumulated
                                                        deficit         Total
                                                      __________     __________

Balance at
 January 1, 1999                                     $(3,263,078)     $ (35,233)

Net loss                                                 (11,627)       (11,627)
                                                      __________      _________
Balance at
 December 31, 1999                                    (3,274,705)       (46,860)

Issuance  of  common  stock and
   warrants  in  exchange   for
   services rendered                                          -          69,029

Stock exchanged for
 cancellation of debt                                         -          52,829

Net loss                                                (98,774)        (98,774)
                                                     __________      __________
Balance at
 December 31, 2000                                  $(3,373,479)      $ (23,776)
                                                     ==========      ==========

         The accompanying notes are an integral part of this statement.

SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

                                                        2000             1999
                                                    __________       __________
Cash flows from operating activities
    Net loss                                        $ (98,774)        $ (11,627)
    Adjustments  to  reconcile  net loss to
       net  cash  used in operating activities
           Issuance of common  stock and warrants
              for services rendered                    69,029                -
           Changes in operating assets and
              liabilities
              Increase in accounts   payable
                 and  accrued liabilities             21,072             4,301
                                                    _________        __________
                  Net cash used in operating
                    activities                         (8,673)           (7,326)

Cash flows from financing activities
    Proceeds from notes payable                         9,500             6,379
                                                   __________        __________
         NET INCREASE (DECREASE) IN CASH                  827              (947)

Cash at beginning of year                               2,184             3,131
                                                   __________        __________
Cash at end of year                                $    3,011        $    2,184
                                                   ==========        ==========
Noncash financing activities:

On July 1, 2000, the Company issued 226,209 shares of common stock in exchange for the cancellation of debt to related parties totaling $52,829.

The accompanying notes are an integral part of these statements.

SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 and 1999

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     Southwest Capital Corporation and Subsidiary (the "Company"),  a New Mexico
     corporation,  acts  primarily as a holding  company and has had no business operations  since 1992.  At December 31,  2000,  the  Company's  activities generally  consist  of  paying  general  and  administrative  costs  of the
     Company.

     At present,  the Company has no  employees  and is wholly  dependent on the personal efforts of its officers and directors,  who are engaged  full-time in other activities, endeavors, and professions.

     A summary of the significant  accounting policies  consistently  applied in the  preparation  of the  accompanying  consolidated  financial  statements follows.

    1.     Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company and its wholly  owned  inactive  subsidiary,  Beef  Technologies,  Inc. All significant intercompany transactions and balances have been eliminated.

    2.     Loss per Share

     Basic loss per share has been computed using the weighted average number of common shares  outstanding  during each period. For 2000, basic and diluted loss per share are the same because the inclusion of stock  warrants  would be antidilutive.

    3.     Use of Estimates

     The  preparation  of financial  statements  in  conformity  with  generally accepted  accounting  principles  requires management to make estimates and assumptions  that affect the amounts  reported in the financial  statements and accompanying notes; accordingly, actual results could differ from those estimates.

NOTE B - NOTE PAYABLE TO RELATED PARTY

     Note payable to related  party is comprised  of one  uncollateralized  note bearing  interest at 10%, due to an individual who is a major  stockholder, an  officer,  and a  director  of the  Company.  The note has no  specified payment terms but is not callable until after December 31, 2001.

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

     At December  31, 2000,  the Company had deferred tax assets  related to net operating loss  carryforwards of approximately  $157,000.  The deferred tax assets have been completely eliminated through a valuation allowance as the
     Company cannot currently  conclude that it is more likely than not that the benefit will be realized.  The valuation allowance for tax assets increased
     $19,000  and  $4,000  for the  years  ended  December  31,  2000 and  1999, respectively.

     At December 31, 2000, the Company's net operating loss carryforwards are as follows:

     Expiration date
          2001                                                        $  47,000
          2002                                                           38,000
          2004                                                           17,000
          2005                                                           16,000
          2006                                                           23,000
          2007                                                           74,000
          2008                                                           42,000
          2009                                                           12,000
          2010                                                           13,000
          2011                                                            9,000
          2012                                                           13,000
          2018                                                            8,000
          2019                                                           12,000
          2020                                                           78,000
                                                                       ________
                                                                       $402,000
                                                                       ========
NOTE D - STOCKHOLDERS' DEFICIT

     On July 1, 2000, the Board of Directors adopted a resolution which provided for (i) the issuance of 305,000  shares of common stock and the issuance of warrants to purchase 770,587 shares of common stock to certain  individuals who performed  past services for the Company in lieu of cash  compensation;
     and (ii) the  issuance of a total of 226,209  shares of common stock to two individuals  who  agreed to cancel  debt owed to them by the  Company.  The warrants  have an  exercise  price of $1 per share  and  expire on June 30,
     2005. All warrants are outstanding at December 31, 2000.

     The  estimated  fair  value of the  common  stock and  warrants  issued for services rendered was $69,029, which is reflected as a charge to operations during  2000.  The  estimated  fair  value of the common  stock  issued for cancellation of debt was $52,829,  which  represents the book value of such debt and has been recorded as stockholders' equity.

     On  November  2,  2000,  the  Company  executed  an  Agreement  and Plan of
     Reorganization with Berthel Fisher and Company ("Berthel"),  a full service financial institution headquartered in Marion, Iowa. The agreement provides for the  Company  and Berthel to merge into a  newly-formed,  wholly  owned subsidiary of the Company,  whereas the subsidiary is the surviving entity, in a stock-for-stock transaction.  This agreement is subject to stockholder approval of the Company and  Berthel  and may be  terminated  according  to provisions  in the  agreement,  including  mutual  consent  of the Board of
     Directors of both  companies and failure to consummate  the  transaction by
     March 31, 2001.

NOTE E - FINANCIAL INSTRUMENTS

     The following table includes various estimated fair value information. Such information,  which pertains to the Company's financial  instruments,  does not purport to represent the  aggregate net fair value of the Company.  The carrying  amounts in the table below are the amounts at which the financial instruments are reported in the consolidated financial statements.

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

     The carrying  amounts and estimated fair values of the Company's  financial instruments, as of December 31, 2000, are as follows:

                                                   Carrying          Estimated
                                                    amount           air value
                                                  __________         __________
       Financial assets
           Cash                                   $   3,011          $    3,011
       Financial liabilities
           Note  payable to related
             party for which it is not
             practicable to estimate
             fair value                              (3,500)                -

ITEM  8:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE.

None

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT.

Laurence S. Zipkin,  age 61, serves as President,  Chief Executive Officer and a
Director of the  Company.  Mr.  Zipkin is also a Director  of Equity  Securities
Investments,  Inc., a Minneapolis  based broker dealer.  Equity  Securities is a
member  of  the  National   Association   of  Security   Dealers  and  employees
approximately  forty people.  Prior to joining  Equity  Securities in 1987,  Mr.
Zipkin was a principal in a chain of retail stores throughout the mid-west using the name Flower City. He sold his interest in 1987 when he began his association with Equity Securities.

Alan Geiwitz,  age 50, serves as Vice President,  Chief Financial  Officer and a
Director  of the  Company.  Mr.  Geiwitz  is a founder  and  principal  of Orion
Financial Corp., and has been actively involved in financial management for over twenty years. Prior to forming Orion in 1982, Mr. Geiwitz was Vice President and
Manager  of  a  commercial   lending   division  which  handled   manufacturing,
wholesaling and leasing companies at Norwest Bank, Minnesota, and also worked in the Loan Administration Division of Norwest Corporation. Mr. Geiwitz sits on the
Boards of Directors of Orion Financial Corp., Midwest Financial Services,  Inc.,
Metals Manufacturing Corporation, Griffiths Corporation, Lake Air Metal Products
LLC and Mercury  Waste  Solutions,Inc.  Mr.  Geiwitz is a cum laude  graduate of
Mankato  State   University  with  a  double  major in  Business  Administration
Finance and Mathematics.

Family relationships

None of the officers or  directors of the Company are related (as first  cousins or closer) by blood, marriage or adoption to any other officer or director.

ITEM 10:  EXECUTIVE COMPESATION.

None of the  Company´s  Officers  or  Directors  are  compensated  for the minimal services which are provided on behalf of the Company.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain  information with respect to the security
ownership  of  certain  beneficial  owners  and   management  of  the  Company´s
common  stock as of March 29, 2001.  Each person has sole voting and  investment power as to all shares unless otherwise indicated.

There were  approximately  2,100,000 shares of the Company's common stock issued and outstanding at March 29, 2001.

    Title of           Name and Address      Amount and Nature of   Percent
     Class           of Beneficial Owner     Beneficial Ownership   of Class
  ____________   _________________________   ____________________   ________

    $.01 par     James A. Arias (1)           100,000 - Direct         4.8%
     common      1650 University Blvd., NE    157,500 - Indirect       7.5%
                 Suite 5-100
                 Albuquerque, NM 87102

    $.01 par     Realco, Inc. (1)             157,500 - Direct         7.5%
     common      1650 University Blvd., NE
                 Suite 5-100
                 Albuquerque, NM 87102

    $.01 par     Nasser J. Kazeminey          285,000 - Direct        13.6%
     common      1450 Lincoln Centre
                 333 South 7th Street
                 Minneapolis, MN 55402

    $.01 par     Laurence S. Zipkin           441,209 - Direct        21.0%
     common      400 North Lilac Dr.
                 Golden Valley, MN 55422

    $.01 par     Alan R. Geiwitz              100,000 - Direct         4.8%
     common      7803 Glenroy Road
                 Bloominton, MN 55469

    $.01 par     All Executive Officers     1,083,709 - Direct        51.6%
     common        and Directors as a
                   group

___________________________________
Note to Beneficial Ownership Table:

1. Mr.  Arias is President of Realco,  Inc. (a publicly  traded  company) and as such, votes these shares.

Changes in Control

As reported in the Company's  10-QSB for the period ended September 30, 2000, on
November  2,  2000,   the  Company   entered  into  an  Agreement  and  Plan  of
Reorganization   ("Merger Agreement") with  Berthel  Fisher  & Company ("Berthel
Fisher") a private  financial  services holding  company,  which would result in
Berthel Fisher becoming a public company.  Under the Merger  Agreement,  Berthel
Fisher  and  the  Company  will  merge  into  Berthel  Fisher  & Company  Merger
Corp., a newly -formed,  wholly-owned Iowa subsidiary of the Company.  After the merger,  Berthel Fisher's shareholders would own approximately 75% of the voting shares.  No  assurance  can be  given  that  the  proposed  transaction  will be consummated.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 1, 2000 the Board of Directors  adopted a resolution which provided that the Company  issue 191,209  common  shares to Laurence S. Zipkin,  the Company's
President and 35,000 common shares to a major  stockholder,  in consideration of these two individuals agreement to cancel debt owed to them by the Company.

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

                                         SOUTHWEST CAPITAL CORPORATION

Date:  March 30, 2001                    By: /s/ LAURENCE S. ZIPKIN
                                             _____________________________
                                             Laurence S. Zipkin, President
                                               and Chief Executive Officer

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dated indicated.

         Signature                       Title                     Date
  ________________________    ___________________________    ________________

  /s/ LAURENCE S. ZIPKIN       President, Chief Executive     March 30, 2001
  ________________________       Officer and Director
     Laurence S. Zipkin

  /s/ ALAN R. GEIWITZ          Vice President, Chief          March 30, 2001
  ________________________       Financial Officer and
      Alan R. Geiwitz            Director