Form 10QSB
period 2001-03-31
SOUTHWEST CAPITAL CORP
filed 2001-05-14
CIK 217222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

     1650 University Blvd. NE, Suite 5-100
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

The number of shares  outstanding of the Registrant's no par value common stock, at May 10, 2001 was approximately 2,100,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                   (unaudited)

               ASSETS

CURRENT ASSET
    Cash                                                   $    1,889
                                                           ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $   28,374
    Accrued liabilities                                           165
                                                           ----------
           Total current liabilities                           28,539

NOTES PAYABLE TO RELATED PARTIES                                3,500

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      2,100,000 shares                                      1,690,649
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,379,853)
                                                           ----------
                                                              (30,150)
                                                           ----------
                                                           $    1,889
                                                           ==========

          The accompanying notes are an integral part of this statement.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)

                                                 2001               2000
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     6,288        $     2,305
  Interest                                            86                717
                                             -----------        -----------
               NET LOSS                      $    (6,374)       $    (3,022)
                                             ===========        ===========

Basic and diluted net loss per common
  share                                      $       (-)        $       (-)
                                             ===========        ===========

Weighted average common shares outstanding     2,100,000          1,568,791
                                             ===========        ===========

      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)

                                                 2001               2000
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities

Net loss                                       $   (6,374)      $    (3,022)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Changes in operating assets and
        liabilities
          Increase in accounts payable and
            accrued liabilities                     5,252               384
                                              -----------       -----------
              Net cash used in operating
                activities                         (1,122)           (2,638)

Cash flows from financing activities
    Proceeds from notes payable                        -              6,000
                                              -----------       -----------

       NET INCREASE (DECREASE) IN CASH             (1,122)            3,362

Cash at beginning of period                         3,011             2,184
                                              -----------       -----------
Cash at end of period                         $     1,889       $     5,546
                                              ===========       ===========

        The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                   (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

The  accompanying  consolidated  balance  sheet  as of  March  31,  2001 and the consolidated  statements  of  operations  and cash flows for the quarters  ended
March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management,  all  adjustments  (which  include only normal  recurring adjustments)  necessary to present  fairly the  financial  position,  results of operations  and cash flows as of and for the  quarters  ended March 31, 2001 and
2000 have been included.  The results of operations for the quarters ended March
31, 2001 and 2000 are not  necessarily  indicative of the operating  results for the full year.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have  been  condensed  or  omitted.  It is  suggested  that  these  consolidated financial  statements be read in  conjunction  with the  consolidated  financial statements  and notes  thereto  included in the  Registrant's  December 31, 2000 filing on Form 10-KSB.

LOSS PER SHARE
--------------

Loss per share is computed  using the weighted  average  number of common shares outstanding during the period. Basic and diluted loss per share are the same for all periods because the inclusion of stock warrants would be antidilutive.

TERMINATION OF AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------------

As previously  reported,  on November 2, 2000, the Company executed an Agreement and Plan of Reorganization with Berthel Fischer and Company ("Berthel"),  a full service  financial  institution  headquartered  in Marion,  Iowa.  The agreement provided for the Company and Berthel to merge into a newly-formed,  wholly owned subsidiary of the Company, whereas the subsidiary would be the surviving entity, in a stock-for-stock transaction.

In  accordance  with the  provisions  in the  agreement,  this  transaction  was terminated on March 31, 2001 due to failure to  consummate  within the permitted time period.

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

                None

Item 3.    Defaults In Senior Securities:

                None

Item 4.    Submission of Matters to a Vote of Security Holders:

                None

Item 5.    Other Information:

As previously  reported,  on November 2, 2000, the Company executed an Agreement and Plan of Reorganization with Berthel Fischer and Company ("Berthel"),  a full service  financial  institution  headquartered  in Marion,  Iowa.  The agreement provided for the Company and Berthel to merge into a newly-formed,  wholly owned subsidiary of the Company, whereas the subsidiary would be the surviving entity, in a stock-for-stock transaction.

In  accordance  with the  provisions  in the  agreement,  this  transaction  was terminated on March 31, 2001 due to failure to  consummate  within the permitted time period.

Item 6.    Exhibits and Reports on Form 8-K:

                None

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                               SOUTHWEST CAPITAL CORPORATION

Date:  May 10, 2001            By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President

Date:  May 10, 2001            By: /s/ ALAN GEIWITZ
                               ---------------------------------
                               Alan Geiwitz, Secretary and
                                 Chief Accounting Officer