Form 10QSB
period 2001-06-30
SOUTHWEST CAPITAL CORP
filed 2001-08-14
CIK 217222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ------ to ------

Commission File Number: 0-8149

SOUTHWEST CAPITAL CORPORATION

              (Exact name of small business issuer in its charter)

                 New Mexico                             85-0169650

        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or  organization)             Identification No.)

   701 Xenia Ave. South Suite 130,  Golden Valley, MN             55416

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

The number of shares  outstanding of the Registrant's no par value common stock, at August 14, 2001 was approximately 2,100,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         SOUTHWEST CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2001

                                  (unaudited)

               ASSETS
CURRENT ASSET
    Cash                                                   $    5,411
                                                           ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                     $   27,902
     Accrued liabilities                                       1,222
                                                           ----------
           Total current liabilities                           29,124

NOTES PAYABLE TO RELATED PARTIES                                7,000

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      2,100,000 shares                                      1,690,649
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,380,416)
                                                           ----------
                                                             (30,713)
                                                           ----------
                                                           $    5,411
                                                           ==========

          The accompanying notes are an integral part of this statement.

                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED JUNE 30,

                                 (unaudited)

                                                 2001               2000
                                             -----------        -----------

EXPENSES
  General and Administrative                 $       451        $     2,010
  Interest                                           112              1,047
                                             -----------        -----------
               NET LOSS                      $      (563)       $    (3,057)
                                             ===========        ===========

Basic and diluted net loss per common
  share                                      $        -         $        -
                                             ===========        ===========

Weighted average common shares outstanding     2,100,000          1,568,791
                                             ===========        ===========

      The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           SIX MONTHS ENDED JUNE 30,

                                 (unaudited)

                                                 2001               2000
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     6,739        $     4,315
  Interest                                           198              1,764
                                             -----------        -----------
               NET LOSS                      $    (6,937)       $    (6,079)
                                             ===========        ===========

Basic and diluted net loss per common
  share                                      $        -         $        -
                                             ===========        ===========

Weighted average common shares outstanding     2,100,000          1,568,791
                                             ===========        ===========

      The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30,

                                 (unaudited)

                                                 2001               2000
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities
Net loss                                       $   (6,937)      $    (6,079)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Changes in operating assets and
        liabilities
          Increase in accounts payable and
            accrued liabilities                     5,837               629
                                              -----------       -----------
              Net cash used in operating
                activities                         (1,100)           (5,450)

Cash flows from financing activities
    Proceeds from notes payable                     3,500             6,000
                                              -----------       -----------

       NET INCREASE IN CASH                         2,400               550

Cash at beginning of period                         3,011             2,184
                                              -----------       -----------
Cash at end of period                         $     5,411       $     2,734
                                              ===========       ===========

        The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2001

                                 (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

The  accompanying  consolidated  balance  sheet  as of  June  30,  2001  and the consolidated  statements of operations and cash flows for the periods ended June
30,  2001 and 2000,  have been  prepared by the Company  without  audit.  In the opinion of management,  all  adjustments  (which  include only normal  recurring adjustments)  necessary to present  fairly the  financial  position,  results of operations and cash flows as of and for the periods ended June 30, 2001 and 2000 have been  included.  The results of  operations  for the periods ended June 30,
2001 and 2000 are not  necessarily  indicative of the operating  results for the full year.

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

TERMINATION OF AGREEMENT AND PLAN OF REORGANIZATION
---------------------------------------------------

As previously  reported,  on November 2, 2000, the Company executed an Agreement and Plan of Reorganization  with Berthel Fischer and Company  (Berthel),  a full service financial institution  headquartered in Marion, Iowa. In accordance with a provision in the agreement,  this transaction was terminated on March 31, 2001 due to failure to consummate within the permitted time period.

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

                               SOUTHWEST CAPITAL CORPORATION

Date:  August 14, 2001          By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President

Date:  August 14, 2001          By: /s/ ALAN GEIWITZ
                               ---------------------------------
                               Alan Geiwitz, Secretary and
                                 Chief Accounting Officer