Form 10QSB
period 2001-09-30
SOUTHWEST CAPITAL CORP
filed 2001-11-14
CIK 217222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                           OR
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

                                  505-242-4561
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

The number of shares  outstanding of the Registrant's no par value common stock, at November 14, 2001 was approximately 2,100,000 shares.

PART I.  FINANCIAL INFORMATIONItem 1.  FINANCIAL STATEMENTS

                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                  (unaudited)

               ASSETS
CURRENT ASSET
    Cash                                                   $      766
                                                           ==========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $   21,240
    Accrued liabilities                                         1,398
                                                           ----------
           Total current liabilities                           22,638

NOTES PAYABLE TO RELATED PARTIES                               10,500

SHAREHOLDERS' DEFICIT
    Common stock, no par value; authorized,
      10,000,000 shares; issued and outstanding,
      2,100,000 shares                                      1,690,649
    Additional paid-in capital                              1,659,054
    Accumulated deficit                                    (3,382,075)
                                                           ----------
                                                              (32,372)
                                                           ----------
                                                           $      766
                                                           ==========

         The accompanying notes are an integral part of this statement.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,

                                 (unaudited)
                                                 2001               2000
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     1,482        $    70,289
  Interest                                           177                 -
                                             -----------        -----------
               NET LOSS                      $    (1,659)       $   (70,289)
                                             ===========        ===========

Basic and diluted net loss per common
  share                                      $        -         $      (.03)
                                             ===========        ===========
Weighted average common shares outstanding     2,100,000          2,000,000
                                             ===========        ===========

      The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           NINE MONTHS ENDED SEPTEMBER 30,

                                 (unaudited)

                                                  2001               2000
                                             -----------        -----------

EXPENSES
  General and Administrative                 $     8,220        $    74,604
  Interest                                           375              1,764
                                             -----------        -----------
               NET LOSS                      $    (8,595)       $   (76,368)
                                             ===========        ===========

Basic and diluted net loss per common
  share                                      $        -         $      (.04)
                                             ===========        ===========
Weighted average common shares outstanding     2,100,000          1,747,153
                                             ===========        ===========

      The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED SEPTEMBER 30,

                                 (unaudited)
                                                 2001               2000
                                              -----------       -----------

Increase (Decrease) in Cash

Cash flows from operating activities
Net loss                                       $   (8,595)      $   (76,368)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Issuance of common stock and warrants
        For services rendered                                        69,029
      Changes in operating assets and
        liabilities
          Decrease in accounts payable and
            accrued liabilities                      (650)             (697)
                                              -----------       -----------
              Net cash used in operating
                activities                         (9,245)           (8,036)

Cash flows from financing activities
    Proceeds from notes payable                     7,000             6,000
                                              -----------       -----------
NET DECREASE IN CASH                               (2,245)           (2,036)

Cash at beginning of period                         3,011             2,184
                                              -----------       -----------
Cash at end of period                         $       766       $       148
                                              ===========       ===========

        The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

                                 (unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------
The  accompanying  consolidated  balance  sheet as of September 30, 2001 and the consolidated  statements  of  operations  and cash flows for the  periods  ended
September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management,  all adjustments (which include only normal recurring adjustments)  necessary to present  fairly the  financial  position,  results of operations and cash flows as of and for the periods ended June 30, 2001 and 2000 have been included.  The results of operations  for the periods ended  September
30, 2001 and 2000 are not  necessarily  indicative of the operating  results for the full year.

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

MERGER AGREEMENT
----------------
On  September  26,  2001,  the  Company  executed  a Letter of Intent  regarding proposal to merge with Scanner Technologies Corporation ("Scanner"),  a designer and manufacturer of electronic test equipment for the semiconductor industry. It is  anticipated  that Scanner  would merge with and into the  Company,  with the
Company as the  surviving  corporation  in a  stock-for-stock  transaction.  The parties  intend to close by November 30,  2001,  however the  completion  of the proposed  merger is subject to the successful  completion of proposed  financing for the merged entity and is subject to customary closing conditions,  including obtaining any required  approvals  and consents.  No assurance can be given that the proposed merger will be consummated.

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

         None

Item 3.  Defaults In  Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

On  September  26,  2001,  the Company  entered  into an  Agreement  and Plan of
Reorganization  ("Merger  Agreement")  with  Scanner  Technologies   Corporation
("Scanner") a privately held corporation, which would result in Scanner becoming a public company. Under the Merger Agreement, Scanner and the Company will merge with and into Southwest, with Southwest as the surviving corporation.  After the merger,  Scanner's  shareholders  would own  approximately  59.26% of the voting shares.  New  investors  who  acquire  shares in a proposed  financing  will own approximately  11.11%,  and existing Scanner  shareholders  will own warrants to acquire an additional 14.81%.

The completion of the proposed merger is subject to the successful completion of a proposed  financing for the merged entity and is subject to customary  closing
conditions,   including  obtaining  any  required  approvals  and  consents.  No assurance can be given that the proposed merger will be consummated.

Item 6.  Exhibits and Reports on Form 8-K:

(a) There are no exhibits filed with this Report.

(b) Reports on Form 8-K:

The  Registrant  filed  Form 8-K  dated  September 26, 2001  reporting matters under Item 5, Other Events  and Form 8-K  dated November 9,
2001 reporting  matters  under  Item 6,  Resignation of Registrant's
Directors.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                               SOUTHWEST CAPITAL CORPORATION
Date:  November 14, 2001          By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President

Date:  November 14, 2001          By: /s/ EDWARD S. ADAMS
                               ---------------------------------
                               Edward S. Adams, Secretary and
                                 Chief Accounting Officer