Form 10KSB
period 2001-12-31
SOUTHWEST CAPITAL CORP
filed 2002-04-01
CIK 217222

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
               / / TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.

                       COMMISSION FILE NUMBER: 000-08149

                          SOUTHWEST CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               NEW MEXICO                                 85-1069650
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)               Identification Number)

     1650 UNIVERSITY BLVD., N.E., SUITE 5-100, ALBUQUERQUE, NEW MEXICO 87102
           (Address of principal executive office, including zip code)

       Registrant's telephone number, including area code: (505) 243-4949

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None.

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            No Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO
   ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained on this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

The number of shares of the Registrant's common stock outstanding as of March 15, 2002 was 2,001,388. The aggregate market value of the Registrant's common stock held by non-affiliates as of March 15, 2002 was approximately $2,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Southwest Capital Corporation, incorporated in 1964 under the laws of the State of New Mexico, and subsidiary is hereinafter referred to as the "Southwest" or the "Company".

The Company's principal offices are located at 1650 University Boulevard, N.E., Suite 5-100, Albuquerque, New Mexico 87102, and its telephone number at that location is (505) 243-4949.

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

As a result of these events, the Company has been without operations since 1992. Current management has actively solicited and pursued investment possibilities in the form of acquisitions of privately held businesses. To date, several companies have been analyzed. In 2000, the Company entered into an Agreement and Plan of Reorganization with Berthel Fisher & Company ("Berthel Fisher"), that was never consummated due to inability to meet certain conditions and requirements.

As reported in the Company's 10-QSB for the period ended September 30, 2001, on November 14, 2001, the Company executed a letter of intent regarding a proposed Agreement and Plan of Reorganization ("Letter of Intent") with Scanner Technologies Corporation ("Scanner"), a designer and manufacturer of electronic test equipment for the semiconductor industry. On January 15, 2002 the Company executed the Agreement and Plan of Reorganization ("Merger Agreement"). Under the Merger Agreement Scanner will merge with and into the Company, with the Company as the surviving corporation in a stock-for-stock transaction. After the merger, Scanner's shareholders will own approximately 80% of the voting shares. Closing of the proposed transaction is subject to the customary closing conditions, including obtaining any required approvals and consents. No assurances can be given that the proposed merger will be consummated. Under the Merger Agreement the date upon which the transaction was to be consummated was April 30, 2002. In a written amendment to the Merger Agreement, the parties have agreed to extend the deadline for consummation of the transaction to July 31, 2002.

ITEM 2. DESCRIPTION OF PROPERTY
The Registrant utilizes office space at 1650 University Boulevard, N.E., Albuquerque, New Mexico 87102. The space utilized by the Registrant is negligible and it pays no rent for its use.

ITEM 3. LEGAL PROCEEDINGS
Management of the Company is not aware of any legal or administrative actions now pending or contemplated against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of the 2001 fiscal year to a vote of security holders, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Southwest common stock is traded "over the counter" on the NASD Over the Counter Bulletin Board. As of March 15, 2002, Southwest effected a 0.6349-for-1 reverse stock split. All share and per share amounts have been adjusted for the split. Trading of the shares post-split began on March 18, 2002. As of March 15, 2002, Southwest's ticker symbol changed from "SWCC" to "SWTC" post-split. The table below sets forth the range of high and low bid information per share for each quarterly period for the last two fiscal years. Quotations in the following table are based on information provided by IDD Information Services, Tradeline(r) on Lexis(-REGISTERED TRADEMARK-). The quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                       2001                        2000
                               -------------------------------------------------
                                High         Low           High            Low
                               -------------------------------------------------
     First quarter             $ 3.73       $ 1.50        $ 0.99          $ 0.40
     Second quarter            $ 1.50       $ 0.30        $ 0.59          $ 0.40
     Third quarter             $ 0.75       $ 0.30        $ 5.52          $ 0.40
     Fourth quarter            $ 1.88       $ 1.05        $ 3.55          $ 3.15

As of March 15, 2002, Southwest had approximately 841 shareholders of record.

Southwest has never paid cash dividends on its common stock. Although there are no external restrictions on Southwest's ability to pay dividends, Southwest has in the past chosen to retain earnings for the operation and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

On November 10, 2001, the Company:

(i) issued an aggregate amount of 535,856 shares of common stock, having a quoted market value adjusted for the split of $2.13 per share, to six individuals, including Southwest's directors, in consideration of prior services provided by these individuals to Southwest; and

(ii) issued 130,726 shares of common stock, having a fair market value adjusted for the split of $2.13 per share, to one of its directors in exchange for the cancellation of a debt owed to him in the amount of $11,042 and consideration for past services.

In connection with the issuance of such shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. A restrictive securities legend has been placed on the certificates representing such shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company had no revenues from operations in each of the last two fiscal years, and has incurred the general and administrative costs required to maintain good standing as a publicly traded company.

Additionally, current management has actively solicited and pursued investment possibilities in the form of acquisitions of privately held businesses. Several companies have been identified and analyzed in prior years.

During 2000, the Company issued 193,645 shares of common stock and warrants to purchase 489,246 shares of common stock as payment for services in lieu of cash compensation; and issued a total of 143,620 shares of common stock to two individuals who agreed to cancel debt owed to them by the Company. The warrants were contingent on the consummation of a transaction with Berthel Fisher, had an exercise price of $1 per share, and were due to expire on June 30, 2005. On November 10, 2001, in connection with the terms of the warrant grant, the Board of Directors voted to rescind all outstanding warrants. Hence, no warrants are outstanding at December 31, 2001. The estimated fair value of the common stock and warrants issued for services rendered was $69,029, which is reflected as a charge to operations during 2000. The estimated fair value of the common stock issued for cancellation of debt was $52,829, which represents the book value of such debt and has been recorded as stockholders' equity. The fair value of common stock was based on the closing market price of the common stock on the date of the award. The fair value of warrants, as established using the Black-Scholes pricing model, was nominal.

During 2001, the Company issued 535,856 shares of common stock as payment for services in lieu of cash compensation; and issued 130,726 shares of common stock to an individual who agreed to cancel debt owed to the individual by the Company. The estimated fair value of the common stock issued for services rendered was $1,139,400, which is reflected as a charge to operations during 2001. The estimated fair value of the common stock issued for cancellation of debt was $277,964. Of this amount, $11,042 represents the book value of debt and has been recorded as stockholders' equity. The remaining amount of $266,922 was reflected as a charge to operations as additional compensation during 2001. The fair value of common stock adjusted for the split was $2.13 per share, which was the closing price of the stock on November 10, 2001. No future stock payments are anticipated at this time.

PLAN OF OPERATIONS
As the Company has not had revenues from operations in each of the last two fiscal years, the following represents management's plan of operations for the next twelve months.

The Company is presently without revenues or cash flow from operations. However, upon consummation of the merger with Scanner, the Company will begin to operate Scanner's business, i.e. Southwest will invent, develop and market vision inspection devices that are used in the semiconductor industry for the inspection of integrated circuits.

The Company currently has no employees and does not anticipate retaining any employees based upon current activity. However, the Company intends to retain Scanner's employees upon consummation of the merger with Scanner.

In the event that the Scanner transaction is not consummated, management will continue to solicit and pursue investment possibilities in the form of acquisitions of privately held businesses. However, it should be noted, such management personnel are engaged full time in other activities, endeavors and professions.

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Southwest Capital Corporation

We have audited the accompanying consolidated balance sheet of Southwest Capital Corporation and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Capital Corporation and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 15, 2002

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                          ASSETS

 CURRENT ASSETS
      Cash                                                               $       654
                                                                         ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

 CURRENT LIABILITIES
      Accounts payable                                                   $     1,364
      Accrued liabilities                                                      1,153
                                                                         -----------
         Total current liabilities                                             2,517

 NOTE PAYABLE TO RELATED PARTY (note B)                                        2,500

 STOCKHOLDERS' DEFICIT (note D)
   Preferred stock - no par value; authorized, 3,000,000 shares;
     none issued and outstanding                                                   -
   Common stock - no par value; authorized, 6,349,206 shares;
     issued and outstanding, 2,001,388 shares (note F)                     2,536,763
   Additional paid-in capital                                              2,230,304
   Accumulated deficit                                                    (4,771,430)
                                                                         -----------
                                                                              (4,363)
                                                                         -----------
                                                                         $       654
                                                                         ===========

         The accompanying notes are an integral part of this statement.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                             2001              2000
                                                         ------------       -----------
 Expenses
  General and administrative                             $  1,397,279       $    96,931

  Interest                                                        672             1,843
                                                         ------------       -----------
  NET LOSS                                               $ (1,397,951)      $   (98,774)
                                                         ============       ===========
 Basic and diluted net loss per common share             $       (.98)      $      (.08)
                                                         ============       ===========
 Weighted average common shares outstanding                 1,428,255         1,165,579
                                                         ============       ===========

        The accompanying notes are an integral part of these statements.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2001 and 2000

                                                Common Stock                Additional         Accumu-
                                          ---------------------------        paid-in            lated
                                           Shares           Amount            capital           deficit          Total
                                          ---------       -----------      -----------       ------------     -----------
Balance at January 1, 2000 as             1,568,791       $ 1,568,791      $ 1,659,054       $ (3,274,705)    $   (46,860)
  previously reported

Reverse stock split (note F)               (571,250)         (571,250)         571,250                  -               -
                                          ---------       -----------      -----------       ------------     -----------

Balance at January 1, 2000 as
  adjusted                                  997,541           997,541        2,230,304         (3,274,705)        (46,860)

Issuance of common stock and
  warrants in exchange for services
  rendered                                  193,645            69,029                -                  -          69,029

Stock exchanged for cancellation of
  debt                                      143,620            52,829                -                  -          52,829

Net loss                                          -                 -                -            (98,774)        (98,774)
                                          ---------       -----------      -----------       ------------     -----------

Balance at December 31, 2000              1,334,806         1,119,399        2,230,304         (3,373,479)        (23,776)

Issuance of common stock in exchange
  for services rendered                     535,856         1,139,400                -                  -       1,139,400

Stock exchanged for cancellation of
  debt                                      130,726           277,964                                             277,964

Net loss                                          -                 -                -         (1,397,951)     (1,397,951)
                                          ---------       -----------      -----------       ------------     -----------
Balance at December 31, 2001              2,001,388       $ 2,536,763      $ 2,230,304       $ (4,771,430)    $    (4,363)
                                          =========       ===========      ===========       ============     ===========

         The accompanying notes are an integral part of this statement.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                            2001            2000
                                                                        -----------      ---------
 Cash flows from operating activities
   Net loss                                                             $(1,397,951)     $ (98,774)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Issuance of common stock and warrants for services
         rendered and cancellation of debt                                1,406,322         69,029
       Gain on accounts payable forgiveness                                 (21,075)             -
       Changes in operating assets and liabilities
         Increase in accounts payable and accrued liabilities                   847         21,072
                                                                        -----------      ---------

              Net cash used in operating activities                         (11,857)        (8,673)

 Cash flows from financing activities
   Proceeds from notes payable                                                9,500          9,500
                                                                        -----------      ---------

          NET INCREASE (DECREASE) IN CASH                                    (2,357)           827

 Cash at beginning of year                                                    3,011          2,184
                                                                        -----------      ---------
 Cash at end of year                                                    $       654      $   3,011
                                                                        ===========      =========

NONCASH FINANCING ACTIVITIES:

On November 11, 2001, the Company issued 130,726 shares of common stock in exchange for the cancellation of debt to related parties totaling $11,042. A charge of $266,922 was recorded as expense as a result of this transaction.

On July 1, 2000, the Company issued 143,620 shares of common stock in exchange for the cancellation of debt to related parties totaling $52,829.

        The accompanying notes are an integral part of these statements.

                  SOUTHWEST CAPITAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Southwest Capital Corporation and Subsidiary (the "Company"), a New Mexico corporation, acts primarily as a holding company and has had no business operations since 1992. At December 31, 2001, the Company's activities generally consist of paying general and administrative costs of the Company.

At present, the Company has no employees and is wholly dependent on the personal efforts of its officers and directors, who are engaged full-time in other activities, endeavors, and professions.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, Beef Technologies, Inc. All significant inter-company transactions and balances have been eliminated.

2. LOSS PER SHARE

Basic loss per share has been computed using the weighted average number of common shares outstanding during each period. Basic and diluted loss per share are the same because the inclusion of stock warrants, which were cancelled in 2001, would be antidilutive.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes; accordingly, actual results could differ from those estimates.

NOTE B - NOTE PAYABLE TO RELATED PARTY

Note payable to related party is comprised of one uncollateralized note bearing interest at 10%, due to an individual who is a major stockholder, an officer and a director of the Company. The note has no specified payment terms but is not callable until after December 31, 2002.

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

At December 31, 2001, the Company had deferred tax assets related to net operating loss carryforwards of approximately $692,000. The deferred tax assets have been completely eliminated through a valuation allowance, as the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance for tax assets increased $535,000 and $19,000 for the years ended December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company's net operating loss carryforwards are as follows:

             Expiration date
                   2002                        $    38,000
                   2004                             17,000
                   2005                             16,000
                   2006                             23,000
                   2007                             74,000
                   2008                             42,000
                   2009                             12,000
                   2010                             13,000
                   2011                              9,000
                   2012                             13,000
                   2018                              8,000
                   2019                             12,000
                   2020                             99,000
                   2021                          1,398,000
                                               -----------
                                               $ 1,774,000
                                               ===========

NOTE D - STOCKHOLDERS' DEFICIT

On July 1, 2000, the Board of Directors adopted a resolution which provided for (i) the issuance of 193,645 shares of common stock and the issuance of warrants to purchase 489,246 shares of common stock to certain individuals who performed past services for the Company in lieu of cash compensation; and
(ii) the issuance of a total of 143,620 shares of common stock to two individuals who agreed to cancel debt owed to them by the Company. The warrants had an exercise price of $1 per share, and were due to expire on June 30, 2005. On November 10, 2001, in connection with the terms of the warrant grant, the Board of Directors voted to rescind all outstanding warrants. Hence, no warrants are outstanding at December 31, 2001.

The estimated fair value of the common stock and warrants issued for services rendered was $69,029, which is reflected as a charge to operations during 2000. The estimated fair value of the common stock issued for cancellation of debt was $52,829, which represents the book value of such debt and has been recorded as stockholders' equity. The fair value of common stock was based on the closing market price of the common stock on the date of the award. The fair value of warrants, as established using the Black-Scholes pricing model, was nominal.

On November 10, 2001, the Board of Directors adopted a resolution which provided for (i) the issuance of 535,856 shares of common stock to certain individuals who performed past services for the Company in lieu of cash compensation; and
(ii) the issuance of 130,726 shares of common stock to an individual who agreed to cancel debt owed to the individual by the Company.

The estimated fair value of the common stock issued for services rendered was $1,139,400, which is reflected as a charge to operations during 2001. The estimated fair value of the common stock issued for cancellation of debt was $277,964. Of this amount, $11,042 represents the book value of debt and has been recorded as stockholders' equity. The remaining amount of $266,922 was reflected as a charge to operations as additional compensation during 2001. The fair value of common stock adjusted for the split was $2.13 per share, which is the closing price of the stock on November 10, 2001.

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

2. NOTE PAYABLE

This amount has no fixed maturities and it is not practicable to estimate fair value.

The carrying amounts and estimated fair values of the Company's financial instruments, as of December 31, 2001, are as follows:

                                                         Carrying    Estimated
                                                          Amount     Fair Value
                                                         --------    -----------
      Financial assets
        Cash                                             $    654     $      654
      Financial liabilities
        Note payable to related party for which it
        is not practicable to estimate fair value          (2,500)             -

NOTE F - SUBSEQUENT EVENTS

On January 16, 2002, the Company executed an Agreement and Plan of Reorganization with Scanner Technologies Corporation ("Scanner"), an inventor, director, and marketer for the semiconductor industry headquartered in Minneapolis, Minnesota. The Agreement provides for Scanner to merge with and into the Company, whereas the Company shall continue as the surviving corporation under the name of Scanner Technologies Corporation. At the effective time, each share of Scanner common stock issued and outstanding will be converted into the right to receive shares of the merged company and warrants to purchase shares at an exercise price of $1 per share. The conversion ratio is based on the total amount of Scanner common stock outstanding at the effective time of the merger. Scanner stockholders will receive approximately 8,000,000 shares and warrants to purchase approximately 2,000,000 shares of common stock in the merged company. Additionally, the Company will assume warrants to purchase up to 225,000 shares of Scanner common stock at $2.75 per share, before applying the conversion ratios, which may be issued in conjunction with bridge financing obtained by Scanner. Each share of common stock of the Company issued and outstanding shall remain issued and outstanding and unaffected by the merger. This agreement is subject to stockholder approval of the Company and Scanner and may be terminated according to provisions in the agreement, including mutual consent of the Board of Directors of both companies and failure to consummate the transaction by July 31, 2002.

On February 26, 2002, the Board of Directors authorized a 0.6349-to-1 reverse stock split of common stock effective March 15, 2002. Common stock shares and per-share amounts in the accompanying consolidated financial statements and notes have been adjusted for the split. Concurrent with the reverse stock split, the Articles of Incorporation were amended to change the authorized shares of common stock from 10,000,000 to 6,349,206.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Laurence S. Zipkin, age 62, serves as President, Chief Executive Officer and Director of Southwest. Mr. Zipkin is the Chairman of the Board of Realco, Inc., a New Mexico company whose shares are traded on the Nasdaq National Market System under the symbol "RLCO." Mr. Zipkin is also a Director of Realco's wholly owned subsidiary Equity Securities Investments, Inc., a Minneapolis based broker dealer.

Edward S. Adams, age 38, serves as Secretary, Chief Accounting Officer and Director of Southwest. Mr. Adams also serves as director and vice-chairman of the board of VirtualFund.com, Inc., a Minnesota corporation whose shares are quoted on the Over-the-Counter-Bulletin-Board under the symbol "VFND."

FAMILY RELATIONSHIPS
None of the officers or directors of the Company are related (as first cousins or closer) by blood, marriage or adoption to any other officer or director.

SECTION 16(a) REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders ("Insiders") are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to Insiders were complied with except that Edward S. Adams was late in filing his initial statement of beneficial ownership of securities, and that Messrs. Laurence S. Zipkin and Edward S. Adams were late in filing their annual statements of beneficial ownership of securities.

ITEM 10: EXECUTIVE COMPENSATION

The Company's directors and officers do not receive a salary from the Company for their services to the Company.

On November 10, 2001, the Board of Directors adopted a resolution which provided that the Company issue 107,298 common shares to Laurence S. Zipkin, the Company's President and 222,215 common shares to Edward S. Adams, the Company's Secretary and Chief Accounting Officer, in consideration of prior services. The estimated fair value of the common stock issued for services rendered was $700,650, which is reflected as a charge to operations during 2001. The fair value of common stock adjusted for the split was $2.13 per share, which is the closing price of the stock on November 10, 2001.

No options were granted to, or exercised by, the executive officers during fiscal 2001, nor did such officers hold any options at fiscal year end.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Southwest common stock as of March 15, 2002 for:

   - each person who is known by Southwest to beneficially own more than five percent (5%) of Southwest common stock;
   -  each of Southwest's directors;
   -  each of Southwest's executive officers; and
   -  all directors and executive officers as a group.

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

     NAME AND ADDRESS OF BENEFICIAL              NUMBER OF SHARES             PERCENT
       OWNER OR IDENTITY OF GROUP             BENEFICIALLY  OWNED(1)         OF CLASS(1)
---------------------------------------       ----------------------         -----------
James A. Arias
1650 University Boulevard N.E.                       195,232(2)                  9.8%
Albuquerque, NM 87102

Realco, Inc.
1650 University Boulevard N.E.                        99,997                     5.0%
Albuquerque, NM 87102

Nasser J. Kazeminey
333 South Seventh Street                             180,947                     9.0%
Minneapolis, MN 55402

Laurence S. Zipkin
400 North Lilac Drive                                618,145(2)                 30.9%
Golden Valley, MN 55422

Edward S. Adams
Equity Securities Investments, Inc.
701 Xenia Avenue South, #130                         385,702(2)                 19.3%
Golden Valley, MN 55416

All Officers and Directors as a Group                903,850(2)                 45.2%

----------
(1) Under rules of the Securities and Exchange Commission, an individual is also deemed to beneficially own shares which are not outstanding but which the individual has the right to acquire within 60 days. Such shares not outstanding but so deemed beneficially owned are treated as outstanding when determining the percent of the class owned by the particular individual and when determining the percent owned by the group.

(2) Includes 99,997 shares owned by Realco, Inc., of which Mr. Arias is President, Mr. Zipkin is the Chairman of the Board, and Mr. Adams is the Vice President.

CHANGES IN CONTROL
As reported in the Company's 10-QSB for the period ended September 30, 2001, on November 14, 2001, the Company executed a letter of intent regarding a proposed Agreement and Plan of Reorganization ("Letter of Intent") with Scanner Technologies Corporation ("Scanner"), a designer and manufacturer of electronic test equipment for the semiconductor industry. On January 16, 2002 the Company executed the Agreement and Plan of Reorganization ("Merger Agreement"). Under the Merger Agreement Scanner will merge with and into the Company, with the Company as the surviving corporation in a stock-for-stock transaction. After the merger, Scanner's shareholders will own approximately 80% of the voting shares. Closing of the proposed transaction is subject to the successful completion of proposed financing for the merged entity and is subject to the customary closing conditions, including obtaining any required approvals and consents. No assurances can be given that the proposed merger will be consummated.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2000 the Board of Directors adopted a resolution which provided that the Company issue 121,399 common shares to Laurence S. Zipkin, the Company's President and 22,222 common shares to a major stockholder, in consideration of these two individuals agreement to cancel debt owed to them by the Company.

The estimated fair value of the common stock and warrants issued for services rendered was $69,029, which is reflected as a charge to operations during 2000. The estimated fair value of the common stock issued for cancellation of debt was $52,829, which represents the book value of such debt and has been recorded as stockholders' equity. The fair value of common stock was based on the closing market price of the common stock on the date of the award. The fair value of warrants, as established using the Black-Scholes pricing model, was nominal.

On November 10, 2001, the Board of Directors adopted a resolution which provided that the Company issue 107,298 common shares to Laurence S. Zipkin, the Company's President and 222,215 common shares to Edward S. Adams, the Company's Secretary and Chief Accounting Officer, in consideration of prior services.

On November 10, 2001, the Board of Directors adopted a resolution which provided that the Company issue 130,726 common shares to Laurence S. Zipkin, the Company's President, in consideration of his agreement to cancel debt of $11,042 owed to him by the Company.

The estimated fair value of the common stock issued to these two individuals for services rendered was $700,650, which is reflected as a charge to operations during 2001. The estimated fair value of the common stock issued for cancellation of debt was $277,964. Of this amount, $11,042 represents the book value of debt and has been recorded as stockholders' equity. The remaining amount of $266,922 was reflected as a charge to operations as additional compensation during 2001. The fair value of common stock adjusted for the split was $2.13 per share, which is the closing price of the stock on November 10, 2001.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

    (1) The financial statements filed as part of this report are included in
        Item 7.
    (2) The following exhibits are filed as part of this report:

     2.1 *Agreement and Plan of Reorganization dated January 16, 2002

     2.2 Amendment No. 1 dated March 8, 2002 to Agreement and Plan of Reorganization dated January 16, 2002

     3.1  Articles of Incorporation

     3.2  **Bylaws

* Filed as Annex A to Registrant's preliminary proxy statement filed January 17, 2002 and incorporated herein by reference.

** Filed as an exhibit to the Registrant's Form 10 Registration Statement under the Securities Exchange Act of 1934, and incorporated herein by reference.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended December 31, 2001:

       (1) Form 8-K filed October 9, 2001, reporting under Item 5 the signing of the letter of intent with Scanner Technologies Corporation regarding a merger of both companies.

       (2) Form 8-K filed on December 4, 2001, reporting under Item 6 the resignation of one of the Company's directors and the election of a new director.

SIGNATURES:

In accordance with Section 13 or l5 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SOUTHWEST CAPITAL CORPORATION

Date:  April 1, 2002                  By:LAURENCE S. ZIPKIN

                                         /s/ Laurence S. Zipkin
                                       ------------------------
                                       Laurence S. Zipkin, President
                                       and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

         Signature                   Title                            Date
------------------------     ---------------------------       ----------------

  /s/ Laurence S. Zipkin     President, Chief Executive
------------------------     Officer and Director                April 1, 2002
  Laurence S. Zipkin

  /s/ Edward S. Adams        Secretary, Chief  Accounting        April 1, 2002
------------------------     Officer and Director
      Edward S. Adams