Form 10QSB
period 2002-03-31
SOUTHWEST CAPITAL CORP
filed 2002-05-16
CIK 217222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2002
                                    --------------

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------ to ------

Commission File Number: 0-8149

                          SOUTHWEST CAPITAL CORPORATION
-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                 New Mexico                             85-0169650
-------------------------------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or  organization)             Identification No.)

     701 Xenia Avenue South, Suite 100
     Golden Valley, Minnesota                               55416
-------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                  763-923-2266
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

       1650 University Boulevard, N.E. Suite 5-100 Albuquerque, NM 87102
-------------------------------------------------------------------------------
              (Former names, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's no par value common stock, at May 14, 2002 was approximately 2,001,388 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                          SOUTHWEST CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                             Mar 31      Dec 31
                                                              2002        2001
                                                          (Unaudited)
                                                           =========    =========
ASSETS

CURRENT ASSET
    Cash                                                   $      426     $    654
                                                           ==========      =========

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable                                       $   13,299        1,364
    Accrued liabilities                                         1,180        1,153
                                                           ----------     ---------
           Total current liabilities                           14,479        2,517

NOTES PAYABLE TO RELATED PARTIES                                4,100        2,500

SHAREHOLDERS' DEFICIT
         Preferred stock - no par value: authorized
         3,000,000 shares; none issued and outstanding             -             -
         Common stock, no par value; authorized,
         6,349,206 shares; issued and outstanding,
         2,001,388 shares                                   2,536,763    2,536,763
    Additional paid-in capital                              2,230,304    2,230,304
    Accumulated deficit                                    (4,785,220)  (4,771,430)
                                                           -----------   ---------
                                                             ( 18,153)     (4,363)
                                                            ----------   ---------
                                                            $     426    $    654
                                                            ==========   =========

          The accompanying notes are an integral part of these statements.

                           SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)


                                                 2002               2001
                                             -----------        -----------
EXPENSES
  General and Administrative                 $   13,763        $     6,288
  Interest                                           27                 86
                                             -----------        -----------
               NET LOSS                      $  (13,790)       $    (6,374)
                                             ===========        ===========


Basic and diluted net loss per common
  share                                      $       (-)        $       (-)
                                             ===========        ===========

Weighted average common shares outstanding     2,001,388         1,333,290
                                             ===========        ===========

      The accompanying notes are an integral part of these statements.

                          SOUTHWEST CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,

                                   (unaudited)

                                                  2002               2001
                                              -----------       -----------
Cash flows from operating activities

Net loss                                       $  (13,790)      $   (6,374)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Changes in operating assets and
        liabilities
          Increase in accounts payable and
            accrued liabilities                    11,962            5,252
                                               -----------       -----------
              Net cash used in operating
                activities                         (1,828)          (1,122)

Cash flows from financing activities
    Proceeds from notes payable                     1,600              -
                                              -----------       -----------

       NET DECREASE IN CASH                         (228)           (1,122)

Cash at beginning of period                           654            3,011
                                              -----------       -----------
Cash at end of period                         $       426       $    1,889
                                              ===========       ===========

        The accompanying notes are an integral part of these statements.

                         SOUTHWEST CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2002

                               (unaudited)



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------

The accompanying consolidated balance sheets as of March 31, 2002 and December 31, 2001 and the consolidated statements of operations and cash flows for the quarters ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the quarters ended March 31, 2002 and 2001 have been included. The results of operations for the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's December 31, 2001 filing on Form 10-KSB.

LOSS PER SHARE
---------------

Loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share are the same for all periods because the inclusion of stock warrants which were all cancelled in 2001, would be anti-dilutive.

AGREEMENT AND PLAN OF REORGANIZATION
----------------------------------------------------

On January 16, 2002 the Company executed an Agreement and Plan of Reorganization with Scanner Technologies Corporation, a company headquartered in Minneapolis, Minnesota, which develops and markets a unique vision inspection solution for the semiconductor industry. The Agreement provides for Scanner to merge with and into the Company, whereas the Company shall continue as the surviving corporation under the name of Scanner Technologies Corporation. At the effective time, each share of Scanner common stock issued and outstanding will be converted into the right to receive shares of the merged company and warrants to purchase shares at an exercise price of $1 per share. The conversion ratio is based on the total amount of Scanner common stock outstanding at the effective time of the merger. Scanner stockholders will receive approximately 8,000,000 shares and warrants to purchase approximately 2,000,000 shares of common stock in the merged company.

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

PLAN OF OPERATIONS
-------------------

As the Company has not had revenues from operations in each of the last two fiscal years, the following represents management's plan of operations for the next twelve months.

The Company is presently without revenues or significant cash flow from operations. Based upon current activity levels, management believes that cash on hand and the availability of working capital loans from officers are sufficient to meet the Company's cash requirements for the next twelve months, which are expected to consist of general and administrative costs incurred to maintain good standing as a publicly traded company.

The Company currently has no employees and does not anticipate retaining any employees based upon current activity.

Management will continue to solicit and pursue investment possibilities in the form of acquisitions of privately held businesses. However, it should be noted, such management personnel are engaged full time in other activities, endeavors and professions. See Item 5 for the Scanner Technologies Corporation merger plans.

PART II. OTHER INFORMATION

Item 1. The Registrant has been subject to the following judgments :

                None

Item 2.    Changes In Securities:

                None

Item 3.    Defaults In Senior Securities:

                None

Item 4.    Submission of Matters to a Vote of Security Holders:

                None

Item 5.    Other Information:

On January 16, 2002 the Company executed an Agreement and Plan of Reorganization with Scanner Technologies Corporation, a company headquartered in Minneapolis, Minnesota, which develops and markets a unique vision inspection solution for the semiconductor industry. The Agreement, as outlined in the December 31, 2001 Form 10-KSB as Note F - Subsequent Events, requires the approvals of both corporations' shareholders before July 31, 2002 subject to a financing event occurring.

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

Item 6.    Exhibits and Reports on Form 8-K:

Exhibits:  None

Reports on Form 8-K: A report on Form 8-K was filed by the Company on March 15,
                     2002, reporting its reverse stock split under Item 5.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SOUTHWEST CAPITAL CORPORATION

Date:  May 15, 2002            By: /s/ LAURENCE S. ZIPKIN
                               ---------------------------------
                               Laurence S. Zipkin, President




Date:  May 15, 2002            By: /s/ Edward S. Adams
                               ---------------------------------
                               Edward S. Adams, Secretary and
                               Chief Accounting Officer