Form 10QSB
period 2002-06-30
SCANNER TECHNOLOGIES CORP
filed 2002-08-14
CIK 217222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-8149

SCANNER TECHNOLOGIES CORPORATION

(Exact name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

14505 21ST Avenue North Minneapolis, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

763-476-8271
Registrant’s telephone number, including area code

Not Applicable
(Former names, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s no par value common stock, At August 13, 2002 were approximately 10,000,988 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SCANNER TECHNOLOGIES CORPORATION
(FORMERLY SOUTHWEST CAPITAL CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30 2002	Dec 31 2001
	(Unaudited)
ASSETS

CURRENT ASSET
Cash	$10,697	$654

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,252	1,364
Accrued liabilities	1,459	1,153
Total current liabilities	13,711	2,517

NOTES PAYABLE TO RELATED PARTIES	20,600	2,500

SHAREHOLDERS’ DEFICIT
Preferred stock – no par value: authorized 3,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized, 6,349,206 shares; issued and outstanding, 2,001,388 shares	2,536,763	2,536,763
Additional paid-in capital	2,230,304	2,230,304
Accumulated deficit	(4,790,681)	(4,771,430)
	(23,614)	(4,363)
	$10,697	$654

The accompanying notes are an integral part of these statements.

SCANNER TECHNOLOGIES CORPORATION

(FORMERLY SOUTHWEST CAPITAL CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
EXPENSES
General and Administrative	$5,182	$451
Interest	279	112
NET LOSS	$(5,461)	$(563)

Basic and diluted net loss per common share	$ (—)	$ (—)

Weighted average common shares outstanding	2,001,388	2,100,000

The accompanying notes are an integral part of these statements.

SCANNER TECHNOLOGIES CORPORATION

(FORMERLY SOUTHWEST CAPITAL CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
EXPENSES
General and Administrative	$18,945	$6,739
Interest	306	198
NET LOSS	$(19,251)	$(6,937)

Basic and diluted net loss per common share	$(.01)	$ (—)

Weighted average common shares outstanding	2,001,388	2,100,000

The accompanying notes are an integral part of these statements.

SCANNER TECHNOLOGIES CORPORATION

(FORMERLY SOUTHWEST CAPITAL CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2002	2001
Cash flows from operating activities

Net loss	$(19,251)	$(6,937)

Adjustments to reconcile net loss to net Cash used in operating activities-

Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	11,194	5,837
Net cash used in operating activities	(8,057)	(1,100)

Cash flows from financing activities
Proceeds from notes payable to related parties	18,100	3,500

NET INCREASE IN CASH	10,043	2,400

Cash at beginning of period	654	3,011
Cash at end of period	$10,697	$5,411

The accompanying notes are an integral part of these statements.

SCANNER TECHNOLOGIES CORPORATION

(FORMERLY SOUTHWEST CAPITAL CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated balance sheet as of June 30, 2002 and the consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001 have been included.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant’s December 31, 2001 filing on Form 10-KSB.

(2)   LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share is the same for all periods because the inclusion of stock warrants which were all cancelled in 2001, would be anti-dilutive.

(3)   REVERSE STOCK SPLIT

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

(4)   AGREEMENT AND PLAN OF REORGANIZATION

On January 16, 2002 the Company executed an Agreement and Plan of Reorganization with Scanner Technologies Corporation, a company headquartered in Minneapolis, Minnesota, which develops and markets a unique vision inspection solution for the semiconductor industry. The Agreement provided for Scanner to merge with and into the Company by July 31, 2002; the Company would continue as the surviving corporation under the name of Scanner Technologies Corporation.

On July 31, 2002, the Company completed its merger with Scanner Technologies Corporation (“Scanner”) pursuant to which Scanner has been merged with and into the Company. The Company is the surviving corporation in the merger; shareholders of Scanner will own approximately 80% of the outstanding shares of the surviving corporation following the merger.

By approving the merger, the shareholders of the Company also approved amendments to the Company’s Articles of Incorporation to increase the amount of authorized stock of the Company to a total of 100 million shares, 50 million of which are common shares and 50 million preferred shares. Moreover, the Company’s shareholders approved a change in the Company’s name to “Scanner Technologies Corporation” effective July 31, 2002. All necessary filings with the Minnesota and the New Mexico Secretary of State have been made.

Immediately prior to the merger, 7,568,196 shares of Scanner common stock were outstanding. In the merger, each share of Scanner common stock has been converted into the right to receive (i) 1.057 shares of the surviving corporation’s common stock, plus (ii) warrants to purchase 0.2642 shares of the surviving corporation’s common stock. The merger does not affect the common stock of the surviving corporation outstanding prior the merger.  As of August 1, 2002, the shares of the surviving corporation will trade on the Over-The-Counter Bulletin-Board under the symbol  “SCNI”.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

As the Company has not had revenues from operations in each of the last two fiscal years, the following represents management’s plan of operations for the next twelve months.

The Company has been without revenues or significant cash flow from operations.  After the merger discussed in Item 5, the Company now operates a business with the purpose of inventing, developing and marketing vision inspection solutions for the semiconductor industry.  The Company’s products facilitate the inspection of leaded or ball array integrated circuits.  Based upon its current activity levels, management believes that cash on hand, the availability of working capital loans and anticipated equity offerings are sufficient to meet the Company’s cash requirements for the next twelve months.  On January 16, 2002 the Company entered into a Plan of Reorganization with Scanner Technologies, which was subsequently approved by the respective Boards, and the merger was consummated on July 31, 2002.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings:

None

Item 2.	Changes In Securities:

None

Item 3.	Defaults Upon Senior Securities:

None

Item 4.	Submission of Matters to a Vote of Security Holders:

None

Item 5.	Other Information:

On July 31, 2002, the Company completed its merger with Scanner Technologies Corporation (“Scanner”) pursuant to which Scanner has been merged with and into the Company. The Company is the surviving corporation in the merger; shareholders of Scanner will own approximately 80% of the outstanding shares of the surviving corporation following the merger.

By approving the merger, the shareholders of the Company also approved amendments to the Company’s Articles of Incorporation to increase the amount of authorized stock of the Company to a total of 100 million shares, 50 million of which are common shares and 50 million preferred shares.

Moreover, the Company’s shareholders approved a change in the Company’s name to “Scanner Technologies Corporation” effective immediately. The parties have made all necessary filings with the Minnesota and the New Mexico Secretary of State, respectively.

Immediately prior to the merger, 7,568,196 shares of Scanner common stock were outstanding. In the merger, each share of Scanner common stock has been converted into the right to receive (i) 1.057 shares of the surviving corporation’s common stock, plus (ii) warrants to purchase 0.2642 shares of the surviving corporation’s common stock. The merger does not affect the common stock of the surviving corporation outstanding prior the merger.  As of August 1, 2002, the shares of the surviving corporation will trade on the Over-The-Counter Bulletin-Board under the symbol  “SCNI”.

Item 6.	Exhibits and Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANNER TECHNOLOGIES CORPORATION

Date:	August 13, 2002	By:	/s/ Elwin M. Beaty
Elwin M. Beaty, President, Chief Executive Officer and Chief Financial Officer