Form 10QSB
period 2002-09-30
SCANNER TECHNOLOGIES CORP
filed 2002-11-14
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

                        SCANNER TECHNOLOGIES CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

              New Mexico                           85-0169650
              ----------                           ----------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
     incorporation or organization)

            14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (763) 476-8271
                                 --------------
                           (Issuer's telephone number)

The Registrant had 10,000,988 shares of Common Stock, no par value outstanding as of October 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        SCANNER TECHNOLOGIES CORPORATION

                                   FORM 10-QSB

                                Table of Contents


PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements                                         3
         Item 2.  Management's Discussion and Analysis or Plan of Operation   10
         Item 3.  Controls and Procedures                                     12


PART II. OTHER INFORMATION                                                    12
         Item 1.  Legal Proceedings                                           12
         Item 2.  Changes in Securities                                       12
         Item 3.  Defaults Upon Senior Securities                             13
         Item 4.  Submissions Of Matters To A Vote of Security Holders        13
         Item 5.  Other Information                                           13
         Item 6.  Exhibits and Reports on Form 8-K                            13
SIGNATURE                                                                     13

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                          ---------------------------     ---------------------------
                                              2001            2002            2001            2002
                                          -----------     -----------     -----------     -----------
REVENUES                                  $   543,015     $   537,109     $ 1,544,390     $ 1,097,751

COST OF GOODS SOLD                            121,968         146,629         436,712         323,652
                                          -----------     -----------     -----------     -----------

GROSS PROFIT                                  421,047         390,480       1,107,678         774,099
                                          -----------     -----------     -----------     -----------

OPERATING EXPENSES
  Selling, general and administrative         490,201         580,739       1,292,843       1,269,821
  Research and development                    165,010         267,298         425,548         628,511
  Legal fees                                  232,751         167,553         509,284         519,315
                                          -----------     -----------     -----------     -----------
                                              887,962       1,015,590       2,227,675       2,417,647
                                          -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                         (466,915)       (625,110)     (1,119,997)     (1,643,548)

OTHER INCOME (EXPENSE)
  Other income                                  3,892              25           7,116             548
  Interest expense                                (88)         (2,367)           (198)         (2,377)
                                          -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAX BENEFIT               (463,111)       (627,452)     (1,113,079)     (1,645,377)

INCOME TAX BENEFIT                            (61,800)             --        (233,800)        (72,700)
                                          -----------     -----------     -----------     -----------

NET LOSS                                  $  (401,311)    $  (627,452)    $  (879,279)    $(1,572,677)
                                          ===========     ===========     ===========     ===========

NET LOSS PER SHARE - BASIC AND DILUTED    $     (0.06)    $     (0.07)    $     (0.13)    $     (0.20)
                                          ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                         7,037,863       9,021,057       6,990,779       7,714,483





See notes to consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,   September 30,
                                                                      2001            2002
                                                                  -----------     -----------
                                                                   (audited)      (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $   366,750     $    16,893
  Accounts receivable, less allowance of $40,000                      483,996         600,335
  Income taxes receivable                                             397,629         235,900
  Inventory                                                           732,806         813,991
  Prepaid expenses                                                     27,430          66,980
                                                                  -----------     -----------
    TOTAL CURRENT ASSETS                                            2,008,611       1,734,099

PROPERTY AND EQUIPMENT, net                                            63,352          57,757
DEFERRED TAX ASSET                                                    599,200              --
PATENTS, net                                                               --         360,214
OTHER                                                                  70,296          12,239
                                                                  -----------     -----------

                                                                  $ 2,741,459     $ 2,164,309
                                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                                             $        --     $   385,000
  Notes payable to related parties                                         --         332,514
  Accounts payable                                                    362,997         771,902
  Accrued expenses                                                     92,206         137,885
                                                                  -----------     -----------
    TOTAL CURRENT LIABILITIES                                         455,203       1,627,301
                                                                  -----------     -----------

ACCRUED LICENSE FEES                                                  131,006              --
                                                                  -----------     -----------
ACCRUED COMPENSATION                                                1,254,575              --
                                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 50,000,000 shares authorized;
    no shares issued and outstanding                                       --              --
  Common stock, no par value, 50,000,000 shares authorized;
    7,061,196 and 10,000,988 shares issued and outstanding             70,612       3,064,941
  Additional paid-in capital                                        1,262,023              --
  Stock options                                                       952,430              --
  Deferred stock option compensation                                 (429,134)             --
  Accumulated deficit                                                (955,256)     (2,527,933)
                                                                  -----------     -----------
                                                                      900,675         537,008
                                                                  -----------     -----------

                                                                  $ 2,741,459     $ 2,164,309
                                                                  ===========     ===========


See notes to consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 ---------------------------
                                                                                     2001            2002
                                                                                 -----------     -----------
OPERATING ACTIVITIES
  Net loss                                                                       $  (879,279)    $(1,572,677)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                      24,046          19,140
    Amortization                                                                          --          10,292
    Deferred taxes                                                                  (233,800)        163,200
    Deferred stock option compensation                                               234,652         284,384
    Changes in operating assets and liabilities:
      Accounts receivable                                                          1,775,225        (116,339)
      Income taxes receivable                                                             --         161,729
      Inventory                                                                     (173,211)        (81,185)
      Prepaid expenses and other                                                     (51,494)        (78,397)
      Accounts payable                                                                36,496         408,905
      Accrued income taxes                                                          (644,149)             --
      Accrued expenses                                                              (182,896)         33,660
      Accrued license fees                                                           (87,581)        (41,652)
      Accrued compensation                                                            18,125              --
                                                                                 -----------     -----------
        Net cash used by operating activities                                       (163,866)       (808,940)
                                                                                 -----------     -----------

INVESTING ACTIVITIES
  Purchases of property and equipment                                                (30,071)        (13,545)
                                                                                 -----------     -----------

FINANCING ACTIVITIES
  Net proceeds on bank line of credit                                                     --         385,000
  Payments on debt                                                                        --         (45,442)
  Refund of stock options issued for cash                                                 --         (15,000)
  Proceeds from sale of stock options                                                 15,000              --
  Proceeds from sale of common stock                                                 797,050         148,070
                                                                                 -----------     -----------
    Net cash provided by financing activities                                        812,050         472,628
                                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 618,113        (349,857)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                 82,799         366,750
                                                                                 -----------     -----------

  End of period                                                                  $   700,912     $    16,893
                                                                                 ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                                     $       198     $     2,377
    Income taxes                                                                     644,149              --

  Noncash operating, financing and investing activities:
    Unearned compensation forgiven                                                        --       1,254,575
    Deferred tax asset related to forgiven unearned compensation                          --         436,000
    Valuation of stock options issued                                                396,750              --
    Valuation of stock options exercised and cancelled                                92,000         937,430
    Unamortized deferred stock option compensation on cancelled options                   --          51,867
    Note payable issued in exchange for patent costs                                      --         370,506
    Accrued license fees transferred to note payable                                      --          89,354
    Officer loan offset against note payable                                              --         (96,904)
    Deficiency of Southwest Capital at date of merger                                     --          27,019


See notes to consolidated financial statements.

                        SCANNER TECHNOLOGIES CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation and Significant Accounting Policies -

     The accompanying consolidated financial statements account for the merger between Scanner Technologies Corporation (Scanner) and Southwest Capital Corporation (Southwest) as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to Scanner issuing securities to Southwest in exchange for the net monetary liabilities of Southwest, accompanied by a recapitalization (See Note 2).

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in our Definitive Proxy Statement filed on July 11, 2002.

     Nature of Business

     The Company is a manufacturer, developer, and retailer of electronic component test equipment. The Company also conducts research and development of technologically feasible products. The Company grants credit collateralized by the product to a customer base that is small in numbers, but global in location.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

     Revenue Recognition

     Revenue is earned by the Company primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers' personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

     Management Estimates

     The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the valuation allowance on deferred tax assets.

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments consisting of cash and cash equivalents, receivables, bank line of credit, notes payable, accounts payable and accrued liabilities approximate their fair values.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (unaudited)


     Inventory

     Inventory consists principally of raw material parts, sub assemblies and technological components. The technological components are generally purchased in small quantities and therefore, have a high turnover rate, thereby mitigating the risk of obsolescence. Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized straight-line over the lease term.

     Patents

     Patents are stated at cost less accumulated amortization. Amortization is provided using the straight line method over six years.

     Accounting for Stock-Compensation

     The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides the disclosures required by Statement of - Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Options and warrants to non-employees are accounted for as required by SFAS No. 123.

     Income Taxes

     The Company is taxed as a domestic US corporation under the Internal Revenue Code. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Income tax expense is the current tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Credit Risk

     Significant concentrations of credit risk exist in accounts receivable, which are due from customers dispersed across different geographic and economic regions.

     Net Loss Per Share

     Net loss per share - basic is determined by dividing the net loss by the weighted-average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options and warrants), but were excluded since their effect was antidulitive.

     Recently Issued Accounting Standards

     On January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses accounting for acquired goodwill and other intangible assets, discontinues the amortization of acquired goodwill, and makes goodwill subject to periodic impairment testing. The adoption of SFAS No. 141 and No. 142 does not impact the consolidated financial position or results of operations.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (unaudited)


     On January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived and for Long-Lived Assets to be Disposed Of." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no impact on the Company's current operations.

2.   Reorganization

     On January 15, 2002, the Company executed an Agreement and Plan of Reorganization with Southwest Capital Corporation (Southwest), a public company with no operations. The agreement provided for the Company to merge into Southwest, with Southwest continuing as the surviving corporation under the name of Scanner Technologies Corporation. On July 31, 2002, the Company completed its merger with Southwest pursuant to which the Company was merged with and into Southwest. This merger was treated as a recapitalization. Pro forma information for prior periods is not presented since the effect is insignificant. At the effective date of the merger each of the 7,568,196 shares of Scanner's Common Stock outstanding was converted into the right to receive 1.057 shares of the surviving company's common stock and a five-year warrant to purchase 0.2642 shares of the surviving company's common stock. The warrants are exercisable immediately at an exercise price of $1.00 per share. The conversion ratio was based on the total amount of Scanner's common stock outstanding at the effective date of the merger. As a result, the surviving company issued an additional 7,999,600 shares of its common stock and warrants to purchase 1,999,559 shares of common stock. Each share of common stock of Southwest issued and outstanding remained issued and outstanding and unaffected by the merger. At the time of the merger, Scanner had outstanding warrants to purchase 225,000 shares of its Common Stock at $2.75 per share. At the time of the merger, these warrants were converted into warrants to purchase a total of 59,445 units of the surviving company's securities at $10.80 per unit, each unit consisting of four shares of the surviving company's common stock and a five-year warrant immediately exercisable to purchase one share of the surviving company's common stock at $1.00 per share. At the time of the merger, the Articles of Incorporation were amended to authorize Preferred Shares, increase the number of shares the Company can issue and to change the common stock from $.01 par value to no par value stock.

     Upon the consummation of the merger of the Company into Southwest, the Company became the owner of the licensed know-how in exchange for a one-time payment to licensor of $1 and all expenses incurred for securing and maintaining the intellectual property rights. These expenses were $370,505.

3.   Contingent Liability

     In an agreement dated April 19, 2002, the Company's President and Chief Executive Officer forgave the payment of the salary accrued and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President shall receive a certain amount of the proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner has licensed. Under the agreement, the Company shall keep sixty percent (60%) of any proceeds of the currently ongoing litigation and shall pay to its President forty percent (40%) of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total amount of $1,254,575. If one party has received all the amounts owing to such party before the other party's claim under this provision has been satisfied, the other party shall receive one hundred percent (100%) of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company's President shall receive fifty percent

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (unaudited)


     (50%) of such remainder. He also has a right to receive part of the proceeds, if any, that the Company may receive out of any subsequent litigation involving the licensed patents. The Company shall keep sixty percent (60%) of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President shall receive forty percent (40%) of any such proceeds until he has received a total amount of $1,254,575 out of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds out of the subsequent litigation remain after such distribution, the Company shall pay twenty five percent (25%) of such remaining proceeds to its President. The unearned compensation forgiven ($1,254,575) less the related deferred tax benefit ($436,000) was recorded as additional paid-in capital in stockholders' equity.

     To provide the Company's Senior Vice President with an incentive to continue his employment with the Company and its successor, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay to him twenty percent (20%) of the remaining proceeds, if any, Scanner may receive out of any subsequent litigation as described above involving the licensed patent, and that remain after the aforesaid payments to the Company and its President have been made out of such proceeds.

4.   Financing Arrangement

     In March 2002, the Company obtained a line of credit from a bank. The line in the amount of $900,000 with an interest rate at prime has a term of one year, renewable at the discretion of the bank. The line is guaranteed by shareholders who received for their financial support warrants to purchase a total of 225,000 shares of the Company's common stock at $2.75 per share. At September 30, 2002, $385,000 is outstanding under this line. The warrants had no market value as determined by the Black-Scholes Model. In the subsequent merger (See Note 2) the warrants were converted into warrants to purchase a total of 59,445 units of the Company's securities at $10.80 per unit, each unit consisting of four shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at $1.00.

Item 2. Management's Discussion and Analysis or Plan of Operation

     INTRODUCTION
     This quarterly report on Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties. These statements refer to objectives, expectations, intentions, future events, or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, level of activity, performance, or achievements to be materially different from any results expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "anticipates," "intends," "plans," "believe," "estimates," "predicts," "potential," and similar expressions. Our actual results could differ materially from those included in forward-looking statements.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Sales for the three months ended September 30, 2002, were $537,109 compared to $543,015 for the three months ended September 30, 2001. The decrease in sales is due to the continued slowness in the semiconductor industry resulting in reduced spending by semiconductor manufactures for capital equipment such as that offered by the Company.

     Cost of goods sold increased by $24,661 to $146,629 in the three months ended September 30, 2002, from $121,968 in the comparable period of 2001. Cost of goods sold as a percentage of sales increased by 4.8% to 27.3% in 2002 compared to 22.5% in 2001. The increase was the result of higher fixed and variable manufacturing expenses.

     Selling, general and administrative expenses increased by $90,538 to $580,739 for the three months ended September 30, 2002, compared to $490,201 in the same period the prior year. The increase was primarily related to additional amortization of deferred stock option compensation caused by the exercise of the stock options and increased accounting and other professional costs related to the merger with Southwest Capital.

     Research and development expenses were $267,298 in the three months ended September 30, 2002 compared to $165,010 for the three months ended September 30, 2001. The increase was the result of additional research and development activities related to the Company's development of its own line of robotic inspection systems for sale to end users.

     Legal fees decreased by $65,198 to $167,553 in the three months ended September 30, 2002, from $232,751 in the comparable period of 2001. Legal fees related to the patent infringement claim brought by the Company against a competitor were less in 2002 than 2001. This decrease was partially offset by increased fees relating to the merger with Southwest Capital.

     Other income (expense) was ($2,342) in the three months ended September 30, 2002, compared to $3,804 in the comparable period of 2001. The change is primarily due to reduced cash investments and increased debt.

     The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended September 30, 2002, as no tax benefit is available to the Company. A benefit of $61,800 was recognized in the three months ended September 30, 2001.

     The net loss for the three months ended September 30, 2002 was $627,452, or $.07 per share, compared to a net loss of $401,311, or $.06 per share, in the comparable period of 2001. The increase in the net loss was the result of a decrease in gross margin of $30,567, increased operating expenses of $127,628, increased net nonoperating expenses of $6,146 and a decrease in income tax benefit of $61,800.

     NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Sales for the nine months ended September 30, 2002, were $1,097,751 compared to $1,544,390 for the nine months ended September 30, 2001. The decline in sales is principally due to the worldwide slow demand for semiconductor and microelectronic devices. Therefore, manufacturers of such devices are reducing their capital spending which negatively affects semiconductor equipment suppliers such as the Company.

     Cost of goods sold decreased by $113,060 to $323,652 in the nine months ended September 30, 2002, from $436,712 in the comparable period of 2001. The decrease was primarily related to the decrease in sales. Cost of goods sold as a percentage of sales increased by 1.2% to 29.5% in 2002 compared to 28.3% in 2001. This increase was the result of higher fixed and variable manufacturing expenses.

     Selling, general and administrative expenses decreased by $23,022 to $1,269,821 for the nine months ended September 30, 2002, compared to $1,292,843 in the same period the prior year. The decrease was primarily related to lower commission and other selling expenses because of the decreased sales. These decreases were partially offset by additional amortization of deferred stock option compensation caused by the exercise of the stock options and increased accounting and other professional costs related to the merger with Southwest Capital.

     Research and development expenses were $628,511 in the nine months ended September 30, 2002 compared to $425,548 for the nine months ended September 30, 2001. The increase was the result of additional research and development activities. The Company is currently developing its own line of robotic inspection systems for sale to end users.

     Legal fees increased by $10,031 to $519,315 in the nine months ended September 30, 2002, from $509,284 in the comparable period of 2001. Legal fees related to the patent infringement claim brought by the Company against a competitor were less in 2002 than 2001. This decrease was more than offset by increased fees relating to the merger with Southwest Capital.

     Other income (expense) was ($1,829) in the nine months ended September 30, 2002, compared to $6,918 in the comparable period of 2001. The change is primarily due to reduced cash investments and increased debt.

     The Company recognized an income tax benefit of $72,700 in the nine months ended September 30, 2002. The benefit was limited because all of the available carrybacks were utilized. A benefit of $233,800 was recognized in the nine months ended September 30, 2001.

     The net loss for the nine months ended September 30, 2002 was $1,572,677, or $.20 per share, compared to a net loss of $879,279, or $.13 per share, in the comparable period of 2001. The increase in the net loss was the result of a decrease in gross margin of $333,579, increased operating expenses of $189,972, increased net nonoperating expenses of $8,747 and a decrease in income tax benefit of $161,100.

     LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30,
     2002)

     Scanner's cash and cash equivalents decreased by $349,857 to $16,893 as of September 30, 2002, as compared to $366,750 on December 31, 2001. The Company's working capital declined by $1,446,610 from $1,553,408 on December 31, 2001 to $106,798 on September 30, 2002. The decrease in the Company's working capital is due primarily to the decline in sales from prior years and periods due to the general economic downturn and the significantly decreased demand for products from the semiconductor and microelectronic industry.

     Net cash used by operating activities for the nine months ended September 30, 2002, was $808,940. Negative operating cashflow resulted primarily from the net loss for the period which was partially offset by non-cash adjustments relating to deferred taxes and deferred stock option compensation and by changes in operating assets and liabilities.

     Net cash used by investing activities for the nine months ended September 30, 2002, was $13,545. The funds were used to purchase property and equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2002, was $472,628. Positive financing cash flows related primarily to the proceeds from borrowings under the bank line of credit and from the sale of common stock offset by payments on debt.

     The Company is attempting to raise additional capital by offering to sell a minimum of 400,000 and a maximum of 1,500,000 common shares at $2.50 per share through a Private Placement Memorandum. Assuming the successful completion of the Offering, the Company does not anticipate the need for additional financing. However if the Company does not sell all of the shares in this Offering, or if the financial needs are greater than anticipated, then the Company may have to raise additional funds to finance the operations and the research and development of new products. The Company cannot be assured that additional financing will be available on terms favorable to the Company, or at all. The terms of any additional securities that may be issued in the future may also impose restrictions on operations. If adequate funds are not available or are not available on acceptable terms, the ability to fund operations, take advantage of unanticipated opportunities, develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited. In March 2002, Scanner obtained a line of credit from a bank. The line in the amount of $900,000 with an interest rate based on the prime interest rate has a term of one year, renewable at the discretion of the bank. At September 30, 2002, $385,000 is outstanding under this line of credit. Scanner believes that this line of credit, its existing working capital and anticipated cash flows from operations will be adequate to satisfy projected operating and capital requirements through March 2003.

     The Company issued $377,955, including $15,000 related to Southwest, of short term notes payable in the nine months ended September 30, 2002.

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, who is also the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer, who is also the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls subsequent to the date of his evaluation.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     Issuance of Common Stock and Warrants

     On July 31, 2002, Scanner Technologies Corporation (Scanner) was merged with and into Southwest Capital Corporation (Southwest). Pursuant to the Agreement and Plan of Reorganization covering the transaction, each of the 7,568,196 shares of Scanner Common Stock outstanding at the time of the merger was converted into the right to receive 1.057 shares of the surviving company's common stock and a five-year warrant to purchase 0.2642 shares of the surviving company's common stock. The warrants are exercisable immediately at an exercise price of $1.00 per share. As a result, during the quarter ended September 30, 2002, the surviving company issued an additional 7,999,600 shares of its Common Stock and warrants to purchase 1,999,559 shares of Common Stock. In connection with the merger, Southwest as the company surviving the merger changed its name to "Scanner Technologies Corporation."

     At the time of the merger, Scanner had outstanding warrants to purchase 225,000 shares of its Common Stock at $2.75 per share. At the time of the merger, these warrants were converted into warrants to purchase a total of 59,445 units of the surviving company's securities at $10.80 per unit, each unit consisting of four shares of the surviving company's common stock and a five-year immediately exercisable warrant to purchase one share of the surviving company's common stock at $1.00 per share.

     The above securities were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The certificates representing the securities bear a restrictive securities legend.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) A special meeting of the Registrant's shareholders was held on Wednesday, July 31, 2002.

     (b) At the special meeting, by a vote of 1,535,294 shares in favor, with 1,001 shares against, 575 shares abstaining and no shares represented by broker non-votes, the shareholders approved the Agreement and Plan of Reorganization dated January 16, 2002, as amended on March 8, 2002, between Southwest Capital Corporation and Scanner Technologies Corporation, and the Plan of Merger included therein, pursuant to which Scanner Technologies Corporation was merged into Southwest Capital Corporation and Southwest's Articles of Incorporation were amended to increase the number of authorized shares of capital stock and change the name of Southwest to Scanner Technologies Corporation.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits:

     See Exhibit Index on page following Certification Under Section 302 of Sarbanes-Oxley Act of 2002

     Reports on Form 8-K:

     The Company filed five reports on Form 8-K or 8-K/A during the quarter ended September 30, 2002. On July 31, 2002, a Current Report was filed on Form 8-K relating to the conversion ratio relating to its merger with Scanner Technologies Corporation. On August 14, 2002, a Current Report was filed on Form 8-K relating to certifications of financial statements under the Sabanes-Oxley Act of 2002. On August 15, 2002, a Current Report was filed on Form 8-K relating to change in control of the Registrant and changes in the officers and directors of the Registrant as a result of the merger with Scanner Technologies Corporation. On August 22, 2002, a Current Report was filed on Form 8-K relating to a change in independent accountants. On September 6, 2002, a Current Report was filed on Form 8-K/A relating to a required statement from the former independent accountants.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Scanner Technologies Corporation

                  DATE: November 13, 2002       By: /s/ Elwin M Beaty
                                                    -----------------
                                                    Elwin M. Beaty
                                                    Its Chief Executive Officer
                                                    and Chief Financial Officer

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Elwin M. Beaty, the Chief Executive Officer and Chief Financial Officer of Scanner Technologies Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Scanner Technologies Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                By: /s/ Elwin M. Beaty
                                                    ------------------
                  Dated: November 13, 2002          Elwin M. Beaty
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2002


       Exhibit Number        Description
       --------------        -----------

       3.1 Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to
                             Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 15, 2002.

       3.2 Amended and Restated Bylaws of the Registrant-- incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on August 15, 2002.

       10.1 Employment Agreement dated January 1, 1991 between the Registrant and Elwin M. Beaty.

       10.2 License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E. Beaty.

       10.3 Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary.

       10.4 Lease Agreement between the Registrant and Carleton Investors, L..L.C. relating to Registrant's Arizona premises.

       11                    Statement Regarding Computation of Earnings Per
                             Share

       21                    Subsidiary of the Registrant

       99                    Certification Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002