Form 10KSB
period 2002-12-31
SCANNER TECHNOLOGIES CORP
filed 2003-04-15
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

Commission File Number: 000-08149

                        SCANNER TECHNOLOGIES CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)

         New Mexico                                      85-0169650
         ----------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
            ---------------------------------------------------------
               (Address of principal executive offices, Zip code)

                                 (763) 476-8271
                                 --------------
                          (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,241,215.

The aggregate market value of the voting stock held by non-affiliates of the Company at March 12, 2003, was $7,864,578, assuming that all executive officers, directors and 10% shareholders known to the registrant are affiliates.

The Registrant had 10,041,459 shares of Common Stock, no par value, outstanding as of March 12, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Traditional Small Business Disclosure Format  (Check one)  [ ] Yes   [X] No

                        SCANNER TECHNOLOGIES CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                             Page No.
                                                                             --------
PART I.

Item 1.       Description of Business.                                          3

Item 2.       Description of Property.                                          7

Item 3.       Legal Proceedings.                                                7

Item 4.       Submission of Matters to a Vote of Security Holders.              7

PART II.

Item 5.       Market for Common Equity and Related Stockholder Matters.         8

Item 6.       Management's Discussion and Analysis or Plan of Operation.        8

Item 7.       Financial Statements.                                            13

Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure.                                        13

PART III.

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.               14

Item 10.      Executive Compensation.                                          15

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.                                 17

Item 12.      Certain Relationships and Related Transactions.                  18

Item 13.      Exhibits and Reports on Form 8-K.                                18

Item 14.      Controls and Procedures.                                         18

SIGNATURES                                                                     19

CERTIFICATION                                                                  20

FINANCIAL STATEMENTS                                                           F-1

EXHIBITS


                             INTRODUCTORY STATEMENT

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary set forth under the heading "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "may," "will," "should," "could," "expect," "anticipate," "intend," "plan," "believe," "estimate," "predict," "potential," or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL BUSINESS DEVELOPMENT

Scanner, f/k/a Southwest Capital Corporation ("Southwest Capital"), was incorporated in 1964 under the laws of New Mexico. Originally formed to provide financial services to small businesses, the Company divested itself of such operations in 1990 and did not operate any business from 1992 until July 2002 when it merged with Scanner Technologies Corporation, a privately held Minnesota corporation that had been formed in 1990 for the purpose of inventing, developing and marketing vision inspection solutions for the semiconductor industry. The Company is the legal entity surviving such merger; it changed its name to "Scanner Technologies Corporation" and has continued to operate the business of the private corporation.

The Company's principal offices are located at 14505 21st Ave. N., #220, in Minneapolis, Minnesota. Outside of the U.S., Scanner has offices in Geneva, Switzerland, and in Singapore, primarily engaged in sales of Scanner products. To comply with local laws, the office in Singapore is operated by Scanner's wholly-owned subsidiary, Scanner Technologies Corporation International, a Minnesota corporation.

INDUSTRY

Scanner invents, develops and markets vision inspection devices that are used in the semiconductor industry for the inspection of integrated circuits.

Integrated circuits can be divided into two general categories:

         Leaded devices: These are integrated circuits with fragile leads extending from the perimeter of the package that provide the electrical interconnects between the integrated circuit and the other components that constitute an electronic product.

         Ball array devices: These are integrated circuits that have an array of small conductive spheres, or balls, mounted to the bottom of the integrated circuit package. These balls serve the same function as the leads in the first category.

Integrated circuits are designed to be assembled to circuit substrates or printed circuit boards which are key components of familiar products such as personal computers, cell phones, TV's, automotive electronics, games, toys, DVD and CD players, satellites and avionics to name a few. Each and every lead or ball must be accurately placed as defined by the integrated circuit package specification to insure a reliable interface between the lead/ball and the circuit substrate. Any misalignment, due to bent leads, imperfectly placed or damaged balls, or missing balls will result in a defective product.

The manufacture of integrated circuits is a complex sequence of discrete steps that requires precise process controls and verification through testing.

                                   [GRAPHIC]

                         TYPICAL ASSEMBLY PROCESS FLOW

Wafer Back Grinding --> Wafer Dicing --> 1st Op Inspection --> Die Attache -->

Wire Bond -- > 2nd Op Inspection --> Molding --> Singulation Trim & Form Ball

Attach --> 1st Vision Inspection --> Electrical Test --> 2nd Vision Inspection

--> Pack & Ship

The last three steps prior to the final "Pack & Ship" - "1st Vision Inspection," "Electrical Test" and "2nd Vision Inspection" are the focus of Scanner's design efforts. During the final stages of the manufacturing process, "Singulation Trim & Form Ball Attach" and "Electrical Test", the integrated circuits can be damaged requiring the "1st Vision Inspection" and "2nd Vision Inspection."

SCANNER PRODUCTS

Three-dimensional (3D) Inspection Modules

Many manufacturers of integrated circuit devices use robotic inspection systems with a pick and place mechanism to automatically inspect and sort integrated circuits in the manufacturing process. Such an inspection system uses machine vision technology to test both leaded and ball array devices to ensure that the devices conform to the specifications, then sorts them into pass or fail categories. The inspection system can also perform other operations such as inspecting the nomenclature printed on the package of the integrated circuit and sealing the good parts into tape. The 3D inspection modules developed and manufactured by Scanner form the machine-vision element of such inspection systems.

Customers purchasing Scanner's modules are generally included in the following two groups:

         Original Equipment Manufacturers (OEM) which integrate Scanner's modules into robotic inspection systems they produce for sale to end users; and

         End users themselves, i.e. the manufacturers and assemblers of integrated circuits.

Scanner has developed the following core products as inspection modules:

         UltraVim Module, used for 3D inspections of leaded devices and 2D inspections of ball devices.

         UltraVim Plus Module, used for 3D inspections of leaded devices as well as of ball devices.

         UltraMark, used for the inspection of the nomenclature printed or etched on integrated circuits to insure that the markings are correct and legible.

The UltraVim Module and the UltraVim Plus Module incorporate the patented technology that Scanner licensed from Mr. and Mrs. Beaty. The patents were transferred to the Company on July 31, 2002.

The Company believes that Scanner's inspection modules have the following competitive advantages when compared with similar products offered by Scanner's competitors:

         o Scanner's modules do not have to be adjusted for various users, thereby reducing the operator skill required to operate the inspection system and, therefore, lowering the associated labor rate to the end user.

         o Scanner's modules are easy to set up and do not require extensive training, thereby reducing device changeover costs and lowering operator training and support costs to the end user.

         o Scanner's modules make the high speed inspection of integrated circuits possible, thereby increasing the manufacturing efficiency while reducing the total number of machines required, which results in increased profits to the end user.

         o The automatic calibration of Scanner's modules insures accurate inspections resulting in increased yields and profits to the customer and lowers the operator skill required to maintain the equipment and the associated labor rate to end user.

Three-dimensional (3D) Inspection Systems

In July 2002, Scanner introduced the first in a series of products of three-dimensional inspection systems under the product line name "VisionFlex." As of the date of this Report, Scanner has not sold any of these inspection systems. Certain customers of Scanner have requested VisionFlex systems for evaluation purposes. Scanner expects the first of these evaluations to be completed in the second quarter of 2003.

MARKETS FOR SCANNER'S PRODUCTS

According to various news reports, global semiconductor sales amounted to $139 billion in 2001. Worldwide semiconductor equipment sales totaled $28 billion in 2001. In North America, the largest market for semiconductor equipment worldwide, sales for semiconductor equipment totaled $8.2 billion in 2001. Forecasts for semiconductor sales in 2002 varied from predictions of a 4-5% decline from 2001, to no growth, to a maximum of a 3% growth. Analysts agreed, however, that in 2003, a combination of inventory depletion, order rates and market dynamics should result in a double-digit increase in worldwide semiconductor sales. Most observers expected the semiconductor equipment market to follow suit and resume growth in 2003. According to a news release published in May 2002 by Semiconductor Equipment and Materials International (SEMI), an international industry association, the orders received by semiconductor equipment manufacturers have steadily increased since November 2001. Analysts' predictions may prove to be incorrect, however, and Scanner can provide no assurance as to when or if the semiconductor equipment market will resume growth.

Scanner's modules range in price between $37,000 to over $78,000 each. Systems utilizing Scanner modules range in price between $150,000 to over $350,000 each. The first vision inspection in a standard assembly process is followed by the electrical test that is in turn followed by a second vision inspection. During the electrical test, the leads/balls of the integrated circuit must make physical contact with the tester that carries the risk of damaging the integrated circuit itself. This risk makes the second vision inspection necessary to ensure that the integrated circuit complies with the device specifications before shipment. A substantial portion of Scanner's sales are derived from the integration of the UltraVim or the UltraVim Plus Module into existing test handlers, thereby eliminating the need for the stand-alone second vision inspection.

SALES AND MARKETING

Scanner sells its products through direct sales offices in San Jose, California, Singapore and Geneva, Switzerland and, in key geographical markets, through sales representatives throughout the world. For Japan, Scanner has a distributor agreement with Yamatake Honeywell.

MANUFACTURING

Scanner designs its own products and out-sources the manufacturing of parts. The Company's research and development, engineering and designing operations, as well as the system assembly, are located at the facility in Tempe, Arizona. The vision inspection modules that are sold to our OEM customers or built into the systems we are currently developing ourselves are assembled at the Company's facility in Minneapolis, Minnesota.

COMPETITION

The market for the inspection of integrated circuits is dominated by two competing technologies: laser based inspections and vision based inspections. Numerous companies, several of them public companies with greater financial resources and a longer operating history, compete with Scanner for a market share. One competitor that uses the laser technology for its stand-alone inspection systems is Robotic Vision Systems Inc. (Nasdaq: RVSI). ICOS Vision Systems Corp. N.V. of Heverlee, Belgium (Nasdaq: IVIS) offers both inspection modules and stand-alone systems for the inspection of integrated circuits. Semiconductor Technologies & Instruments produces inspection systems that use a combination of vision and laser for the three-dimensional inspection of ball array devices.

PROPRIETARY RIGHTS

Nine U.S. patents have been issued to date for Scanner's innovative technologies and additional patents are pending in the United States and strategic countries worldwide. Prior to the merger with Southwest Capital, all patents were owned by Elwin M. Beaty and Elaine E. Beaty. Upon completion of the merger of Southwest Capital and Scanner, Scanner acquired all patents in exchange for (i) a one-time payment to Mr. and Mrs. Beaty of $1, (ii) the reimbursement of all expenses for filing fees, legal fees and other disbursements which Mr. and Mrs. Beaty have incurred since 1991 for securing and maintaining the intellectual property rights, which expenses equaled $370,504, and (iii) the payment of all unpaid and accrued license fees payable to Mr. and Mrs. Beaty as of July 31, 2002, which amounted to $89,354. At December 31, 2002, Scanner owed Mr. and Mrs. Beaty $261,546 for these obligations. The patents essential for our product development and manufacturing will expire in the period from May 2017 through January 2018.


DEPENDENCE ON FEW MAJOR CUSTOMERS

Approximately 61% of the Company's revenues in 2002 were from three customers in the United States, Taiwan and Japan.

EMPLOYEES

As of December 31, 2002, Scanner employed four (4) people at its manufacturing facility in Tempe, Arizona, six (6) people at its facility in Minneapolis, Minnesota, and four (4) people in its other offices in San Jose, California, Singapore and Geneva, Switzerland. Two (2) of these employees work in manufacturing, three (3) work in sales and marketing, one (1) provides professional services such as training and general product assistance, five (5) work in product development and three (3) provide general administrative services. All of Scanner's employees are working full-time. Scanner's relationships with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases manufacturing and administrative facilities in Minneapolis, Minnesota and Tempe, Arizona and also maintains sales offices in San Jose, California, Singapore and Geneva, Switzerland. The leases require monthly base rents plus increases for operating expenses and/or property taxes. Approximate future minimum lease payments are $79,300 and $12,000 in 2003 and 2004, respectively. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

On July 7, 2000, the Company instituted an action against ICOS for infringement of two patents owned by Mr. and Mrs. Beaty and licensed to Scanner, viz. U.S. Patent Nos. 6,064,756 and 6,064,757, relating to three-dimensional inspection of ball array devices. The action is pending in United States District Court for the Southern District of New York and was assigned Case No. 00 Civ. 4992. Scanner's prayer for relief includes requests for an injunction, a recall of all of the infringing units that have been sold in the United States, damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, attorneys' fees and costs. In its answer to the complaint, ICOS also included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. Discovery has been completed in the case and a so-called Markman hearing was held on November 7 and November 8, 2001. Based on the Markman hearing, the court will determine the scope of the patent claims at issue. The parties filed motions for summary judgment in May 2002. No trial date has been set.

In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms the total amount of $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would amount to $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion is likely to limit the Company's ability to pay future cash dividends.

MARKET INFORMATION

The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board ("OTC:BB") under the symbol "SCNI.OB." The following table sets forth, for the period from January 1, 2001 through December 31, 2002, the range of high and low bid information for the Company's Common Stock on the OTC:BB. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions

                                        2002                      2001
                              -----------------------   -----------------------
                                 High          Low         High          Low
                                 ----          ---         ----          ---
       First Quarter              1.33          .67         2.37         1.11
       Second Quarter             1.27         1.01          .95          .19
       Third Quarter              4.00         1.90          .95          .19
       Fourth Quarter             5.00         2.00         1.19          .67

The shares of Common Stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by NASD, which may affect the liquidity of the shares.

HOLDERS

There were approximately 900 holders of record of the Company's Common Stock as of December 31, 2002.

ISSUANCE OF COMMON STOCK, WARRANTS AND STOCK OPTIONS

There were no issuances of Common Stock, warrants or stock options during the fourth quarter of 2002.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company's revenues have been adversely affected by the continuing lack of demand in the semiconductor marketplace, which has caused many potential customers to cease or defer purchases of capital equipment such as that offered by the Company. Although the Company has made efforts to manage expenses during this downturn, the Company is confronted with working capital shortages due to ongoing operating expenses, combined with additional expenses relating to the merger of the Company with Scanner Technologies Corporation, a Minnesota Corporation ("Scanner Minnesota") and the Company's ongoing patent litigation. To address these working capital shortages, the Company is attempting to raise additional equity capital through a private offering and extend and increase its bank line of credit. These efforts are discussed in more detail below. Assuming the availability of sufficient working capital, the Company's success will be dependent upon its ability to develop and commercialize new products, meet the demands of its customers, respond quickly to changes in its market and control expenses and cash usage.

In connection with efforts to raise capital or obtain additional bank financing, the Company may be obligated to issue additional shares of Common Stock or warrants or other rights to acquire Common Stock on terms that will result in dilution to existing shareholders or place restrictions on operations. The Company may also be unsuccessful in obtaining additional equity capital or bank financing on any terms and in that event may be obligated to cease operations and/or attempt to negotiate with its creditors to delay payments or compromise the amounts of its indebtedness. If the Company is unable to reach satisfactory arrangements with its creditors, the Company will responsibly evaluate alternatives including the possibility of seeking protection from creditors under the bankruptcy laws. Creditors may also take action that would force the Company into proceedings under the bankruptcy laws.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to bad debts, excess inventory, warranty obligations, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

         o        Revenue recognition and allowances;
         o        Inventories;
         o        Patent rights;
         o        Accounting for income taxes;

Revenue is earned primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers' personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

The Company writes down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company's inventory, and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, and charges against earnings may be required.

Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows from the use of the asset. Measurement of an impairment loss for patent rights that management expects to use is based on the fair value of the asset as established using a discounted cash flow model.

The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized.

LIQUIDITY AND CAPITAL RESOURCES

The Company is attempting to raise additional capital by offering to sell up to 600,000 shares of its Common Stock at $2.50 per share through an offering conducted in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Offering"). Each investor will receive for each four shares purchased one three-year warrant to purchase one share of Common Stock at an exercise price of $3. As of April 14, 2003, the Company had received proceeds of $162,500 from investors in the Offering. Assuming the successful completion of the Offering, the Company believes that it will have sufficient working capital to conduct operations through 2003, and assuming the Company achieves operational goals, for the foreseeable future. As described above, there is no assurance that the Company will be successful in its efforts to complete the Offering. If adequate funds are not available or are not available on acceptable terms, the ability to fund operations, take advantage of unanticipated opportunities, develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

In March 2002, the Company obtained a line of credit from a bank. The line has a maximum lending limit of $900,000, an interest rate based on the prime interest rate, and a term of one year, renewable at the discretion of the bank. At February 28, 2003, $713,000 was outstanding under this line of credit. The line is guaranteed by certain shareholders of the Company who have pledged collateral to secure their guarantees. The Company is currently negotiating with the bank and the guarantors to extend the line and the guarantees for at least one year from the original March 31, 2003 termination date of the line and increase the amount of the line. In April 2003, the line of credit was renewed through March 31, 2004 and the Company provided the bank with a security interest in its general business assets. The line was increased from $900,000 to $1,100,000, with an interest rate at prime. The new line is guaranteed by certain individuals who have pledged collateral to secure their guarantees. As of April 14, 2003, the guarantors have exercised warrants, issued in connection with their guarantees, to purchase 250,000 shares of the Company's common stock for $500,000 in cash and one-year notes. The $275,000 cash portion of the purchase price is due within 30 days. The Company believes that this line of credit, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for 2003.

At December 31, 2002, the Company's obligations and commitments to make future payments under debt and lease agreements is as follows:

                                        Payments due by Period
                             ------------------------------------------------
                               2003              2004                  Total
                             --------           -------              --------
   Line of credit            $570,000                                $570,000
   Notes payable              274,886                                 274,886
   Operating leases            79,300            12,000                91,300
                             --------           -------              --------
                             $924,186           $12,000              $936,186
                             ========           =======              ========

Net cash used by operating activities totaled $920,433 and $496,918 in 2002 and 2001, respectively. Negative operating cashflows resulted primarily from net operating losses which were partially offset by non-cash adjustments relating to deferred taxes and deferred stock option compensation and by changes in operating assets and liabilities.

Net cash used by investing activities totaled $15,280 and $31,181 in 2002 and 2001, respectively. The funds were used to purchase property and equipment.

Net cash provided by financing activities totaled $600,000 and $812,050 in 2002 and 2001, respectively. Positive financing cashflows related primarily to the proceeds from borrowings under the bank line of credit and from the sale of Common Stock offset by payments on debt.

The Company issued $385,506 of notes payable, including $15,000 assumed in the merger with Southwest, in the year ended December 31, 2002.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales for the year ended December 31, 2002, were $1,241,215 compared to $1,772,625 for the year ended December 31, 2001. The decline in sales is principally due to the worldwide slow demand for semiconductor and microelectronic devices. Therefore, manufacturers of such devices are reducing their capital spending which negatively affects semiconductor equipment suppliers such as the Company.

Cost of goods sold decreased by $96,318 to $361,413 in the year ended December 31, 2002, from $457,731 in 2001. The decrease was primarily related to the decrease in sales. Cost of goods sold as a percentage of sales increased by 3.3% to 29.1% in 2002 compared to 25.8% in 2001. This increase was the result of higher fixed and variable manufacturing expenses.

Selling, general and administrative expenses decreased by $71,097 to $1,602,982 for the year ended December 31, 2002, compared to $1,674,079 in the prior year. The decrease was primarily related to lower commission and other selling expenses because of the decreased sales. These decreases were partially offset by increased accounting and other professional costs.

Research and development expenses were $798,650 in the year ended December 31, 2002 compared to $631,514 for the year ended December 31, 2001. The increase was the result of additional research and development activities. The Company is currently developing its own line of robotic inspection systems for sale to end users.

Legal fees decreased by $170,463 to $547,611 in the year ended December 31, 2002, from $718,074 in 2001. Legal fees related to the patent infringement claim brought by the Company against a competitor were less in 2002 than 2001.

Other income (expense) was ($22,608) in the year ended December 31, 2002, compared to $9,803 in 2001. The change is primarily due to reduced cash investments and increased debt.

The Company recognized an income tax benefit of $71,900 in the year ended December 31, 2002. The benefit was limited because all of the available carrybacks were utilized. A benefit of $395,746 was recognized in the year ended December 31, 2001.

The net loss for the year ended December 31, 2002 was $2,020,149, or $.24 per share, compared to a net loss of $1,303,224, or $.19 per share, in 2001. The increase in the net loss was the result of a decrease in gross profit of $435,092, increased net nonoperating expenses of $32,411, a decrease in income tax benefit of $323,846 and a decrease in operating expenses of $74,424.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Sales for the year ended December 31, 2001 were $1,722,625 compared to $6,038,929 for the year ended December 31, 2000. The primary reason for the decrease in sales was a decline in capital spending by semiconductor and microelectronic device manufacturers due to the worldwide slowdown in demand for these products.

Cost of goods sold decreased by $1,399,268 to $457,731 in the year ended December 31, 2001 from $1,856,999 in 2000. The decrease was primarily related to the decrease in sales. Cost of goods sold as a percentage of sales decreased by 5.0% to 25.8% in 2001 compared to 30.8% in 2000. The decrease was due to the lower fixed and variable manufacturing expenses.

Selling, general and administrative expenses decreased by $121,466 to $1,674,079 for the year ended December 31, 2001, compared to $1,795,545 in the prior year. The decrease was primarily related to lower commissions and other selling expenses because of decreased sales. These decreases were partially offset by additional amortization of deferred stock option compensation and by expenses related to the Company's design and manufacturing facility in Tempe, Arizona which was opened in early 2001.

Research and development expenses were $631,514 in the year ended December 31, 2001 compared to $259,418 for the year ended December 31, 2000. The increase was caused by additional employees conducting research and development.

Legal fees increased by $500,622 to $718,074 in the year ended December 31, 2001 from $217,452 in 2000. The increase was due to legal fees related to the patent infringement claim brought by the Company against a competitor.

Other income (expense) was $9,803 in the year ended December 31, 2001, compared to ($27,939) in 2000. The change is primarily due to increased cash investments and reduced debt.

The Company recognized an income tax benefit of $395,746 in the year ended December 31, 2001. The net operating loss for the year was carried back and fully utilized for federal tax purposes. A tax provision of $626,249 was provided relating to income before income taxes in the year ended December 31, 2000.

The net loss for the year ended December 31, 2001 was $1,303,224 compared to net income of $1,255,327 in 2000. The net loss was the result of a decrease in gross profit of $2,867,036, increased operating expenses of $751,252, decreased net nonoperating expenses of $37,742, and less income taxes of $1,021,995.

ITEM 7.           FINANCIAL STATEMENTS

The Company's financial statements, and the reports of Lurie Besikof Lapidus & Company, LLP and Lethert, Skwira, Schultz & Co. LLP, independent auditors, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB on the pages set forth.

                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORTS                                       F-1 - F-2

CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated balance sheets                                       F-3

    Consolidated statements of operations                              F-4

    Consolidated statements of stockholders' equity                    F-5

    Consolidated statements of cash flows                              F-6

    Notes to consolidated financial statements                      F-7 - F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 19, 2002, the Board of Directors of the Company determined to replace Grant Thornton LLP, the independent accountant engaged by the Company for the prior years, and replaced such firm with Lurie Besikof Lapidus & Co., LLP as its independent accountants.

There were not, in connection with the audits of the two years ended December 31, 2001, and the subsequent interim periods preceding the selection of Lurie Besikof Lapidus & Co., LLP, any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, nor has Grant Thornton LLP's report on the financial statements of the Company for the two years ended December 31, 2001 contained an adverse opinion or disclaimer of opinion or been qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Company's directors are elected at the annual meeting of stockholders and hold office for an indefinite term that expires at the next regular meeting of shareholders or until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and approved and ratified by the Board.

The names, ages, and respective positions of the officers and directors of the Company are set forth below, as well as additional information relating to each officer and director.

   Name                      Age      Position
   ----                      ---      --------

   Elwin M. Beaty            61       President, Chief Executive Officer,
                                      Chief Financial Officer and Director

   David P.Mork              35       Senior Vice President and Director

   Laurence S. Zipkin        62       Director


ELWIN M. BEATY has served as the President, Chief Executive Officer and Chief Financial Officer and a Director of the Company since the merger of the Company and Scanner Technologies Corporation, a privately-held Minnesota corporation ("Scanner Minnesota"), on July 31, 2002 (the "Merger"). Prior to the Merger, Mr. Beaty served in the same capacities with Scanner Minnesota since its incorporation in November 1990.

DAVID P. MORK has served as the Senior Vice President of the Company since the Merger. Mr. Mork served as Senior Vice President of Scanner Minnesota from 1997 until the Merger. He has also served as a Director of the Company since the Merger.

LAURENCE S. ZIPKIN has served as a Director of the Company since March 1995. Prior to the Merger, he served as President, Chief Executive Officer and Director of the Company. Mr. Zipkin is the Chairman of the Board of Oakridge Capital Group., a New Mexico company whose shares are traded on the Nasdaq National Market System under symbol "ORCG." Mr. Zipkin is also a Director of Oakridge's wholly owned subsidiary Equity Securities Investments, Inc., a Minneapolis based broker dealer that has served as an agent for the Company in connection with proposed financing transactions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during 2002, all officers, directors, and greater than 10% shareholders complied with the applicable filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

Pursuant to an employment agreement between the Company and Elwin M. Beaty, President, Chief Executive Officer and Chief Financial Officer of the Company, Mr. Beaty earns an annual salary of $180,000. The agreement also contains a provision that requires the Company to pay Mr. Beaty an amount equal to the annual salary if he is terminated without cause. The agreement can be terminated by either the Company or Mr. Beaty with a 30-day written notice to the other.

In an agreement dated April 19, 2002, Mr. Beaty forgave the Company's obligation to pay him accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that Mr. Beaty shall receive a certain amount of the proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner has licensed. Under the agreement, the Company shall keep sixty percent (60%) of any proceeds of the currently ongoing litigation and shall pay to Mr. Beaty forty percent (40%) of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and Mr. Beaty has received the total amount of $1,254,575. If one party has received all the amounts owing to such party before the other party's claim under this provision has been satisfied, the other party shall receive one hundred percent (100%) of the proceeds until its claim is satisfied. If any proceeds remain after such payment, Mr. Beaty shall receive fifty percent (50%) of such remainder. He also has a right to receive part of the proceeds, if any, that the Company may receive out of any subsequent litigation involving the licensed patents. The Company shall keep sixty percent (60%) of any proceeds from subsequent litigation until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and Mr. Beaty shall receive forty percent (40%) of any proceeds from subsequent litigation until he has received a total amount of $1,254,575 out of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds out of the subsequent litigation remain after such distribution, the Company shall pay twenty five percent (25%) of such remaining proceeds to Mr. Beaty. The unearned compensation forgiven ($1,254,575) less the related deferred tax benefit ($436,000) was recorded as additional paid-in capital in stockholders' equity.

To provide David P. Mork, the Company's Senior Vice President, with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, Mr. Mork was also a party to the agreement described above regarding the distribution of litigation proceeds. Pursuant to the agreement, the Company has agreed to pay to Mr. Mork twenty percent (20%) of the remaining proceeds, if any, that the Company may receive out of the currently ongoing litigation, and twenty-five percent (25%) of the remaining proceeds, if any, that the Company may receive out of any future litigation involving the licensed patent, and that remain after the aforesaid payments to the Company and to Mr. Beaty have been made out of such proceeds.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth certain compensation information for services rendered in all capacities to us by our chief executive officer and by the only other executive officer whose total salary and bonus exceeded $100,000 during 2002.

                                                                                 Long Term
                                            Annual Compensation                Compensation
                            Fiscal    -----------------------------------      -------------          All Other
                             Year     Salary ($)   Bonus ($)    Other ($)         Options          Compensation ($)
                            -------   ----------   ---------    ---------      -------------       ----------------
Laurence Zipkin              2002            0             0          0             --                       0
  Former President and       2001      228,545(2)          0          0             --                       0
  Chief Executive Officer    2000            0             0          0             --                       0

Elwin M. Beaty               2002      180,000             0          0             --                  18,858(3)
  President and Chief        2001      180,000             0          0             --                       0
  Executive Officer(1)       2000      180,000             0          0             --                       0

David P. Mork                2002      114,750       100,000          0             --                       0
  Senior Vice President(1)   2001      114,500             0          0             --                       0
                             2000      113,400             0          0             --                       0


-----------------
(1) Amounts paid prior to July 31, 2002 were paid by Scanner Technologies Corporation, the Minnesota corporation.

(2) Represents fair market value of 107,298 shares granted to Mr. Zipkin in consideration of prior services.

(3) The Company pays the rent expense for Mr. Beaty's temporary residence in Arizona.

OPTION GRANTS DURING 2002 FISCAL YEAR

The Company did not grant any stock options during year ended December 31, 2002 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights.

OPTION EXERCISES DURING 2002 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during fiscal 2002 and the number and value of options at December 31, 2002. The Company has no outstanding stock appreciation rights.

                                                                    Number of               Value of Unexercised
                                Shares                        Unexercised Options at       In-the-Money Options at
                               Acquired         Value           December 31, 2002             December 31, 2002
Name                          on Exercise   Realized (1)    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
----                          -----------   ------------    -------------------------    ----------------------------
Laurence Zipkin                      --             --            0 exercisable                      N/A
                                                                 0 unexercisable
Elwin M. Beaty                       --             --            0 exercisable                      N/A
                                                                 0 unexercisable
David P. Mork(2)                264,250       $204,392            0 exercisable                      N/A
                                                                 0 unexercisable

-----------------
(1) Value is calculated on the basis of the difference between the option exercise price and the closing sale price for the Company's common stock (see footnote below) at exercise date multiplied by the number of shares underlying the option.

(2) The option to purchase shares of Scanner Technologies Corporation, the Minnesota corporation ("Scanner Minnesota") was exercised on July 31, 2002 but prior to the Company's merger with Scanner Minnesota on that date; the shares and value have been adjusted to reflect the adjustment pursuant to the merger.

COMPENSATION TO DIRECTORS

         The Company's directors do not receive any compensation from the Company for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company had no outstanding equity compensation plans as of December 31, 2002.

The following table sets forth, as of March 15, 2003, certain information with respect to beneficial ownership of our Common Stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, and (iv) all of the directors and executive officers as a group.

                                              Shares Owned       Percentage
                                             Beneficially &        Stock
   Name and Address(1)                        of Record(2)     Outstanding(2)
   -------------------                        ------------     --------------

   Elwin M. Beaty                               6,708,732(3)       62.8%

   David P. Mork                                  726,660(4)        7.2%

   Laurence S. Zipkin                             518,133           5.2%

   Elaine E. Beaty                              6,708,732(5)       62.8%

   All Executive Officers and Directors as a    7,953,525          69.2%
   group (3 persons)


(1) The address for each individual is 14505 21st Avenue North, Suite 220, Minneapolis, MN 55447, except for Mr. Zipkin, whose address is 701 Xenia Avenue South, Golden Valley, MN 55416.

(2) For purposes of computing "beneficial ownership" and the percentage of outstanding Common Stock held by each person or group of persons named above as of March 15, 2003, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes (a) warrants to purchase 670,782 shares of Common Stock at $1.00 per share exercisable immediately, (b) 2,683,584 shares of Scanner Common Stock owned by Elaine E. Beaty, Mr. Beaty's spouse, and (c) warrants to purchase 670,782 shares of Scanner Common Stock exercisable immediately owned by Elaine
E. Beaty, Mr. Beaty's spouse. Mr. Beaty disclaims the beneficial ownership of the securities owned by his wife.

(4) Includes warrants to purchase 145,310 shares of Common Stock at $1.00 per share exercisable immediately.

(5) Includes (a) warrants to purchase 670,782 shares of Common Stock at $1.00 per share exercisable immediately, (b) 2,683,584 shares of Scanner Common Stock owned by Elwin M Beaty, Mrs. Beaty's spouse, and (c) warrants to purchase 670,782 shares of Scanner Common Stock exercisable immediately owned by Elwin M. Beaty, Mrs. Beaty's spouse. Mrs. Beaty disclaims the beneficial ownership of the securities owned by her husband.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation" for description of transaction between the Company and Elwin M. Beaty, the Company's President, Chief Executive Officer and Chief Financial Officer.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

See Exhibit Index following the signature page of this report.

REPORTS ON FORM 8-K:

The Company filed one report on Form 8-K/A during the quarter ended December 31, 2002. On October 11, 2002, a Current Report was filed on Form 8-K/A relating to required financial statements of businesses acquired.

ITEM 14.          CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer, who is also the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer, who is also the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCANNER TECHNOLOGIES CORPORATION

       DATE:   April 14, 2003       By:   /s/ Elwin M Beaty
                                        ----------------------------------------
                                             Elwin M. Beaty
                                             President, Chief Executive Officer
                                             and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       DATE:   April 14, 2003       By: /s/ Elwin M Beaty
                                        ----------------------------------------
                                           Elwin M. Beaty
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director
                                           (Principal executive officer and
                                           principal financial and accounting
                                           officer)

       DATE:   April 14, 2003       By: /s/ David P. Mork
                                        ----------------------------------------
                                           David P. Mork
                                           Senior Vice President and Director

       DATE:   April 14, 2003       By: /s/ Laurence S. Zipkin
                                        ----------------------------------------
                                           Laurence S. Zipkin
                                           Director

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Elwin M. Beaty, the Chief Executive Officer and Chief Financial Officer of Scanner Technologies Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB of Scanner Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           By:   /s/Elwin M. Beaty
                                               ---------------------------------
                  Dated: April 14, 2003             Elwin M. Beaty
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                          INDEPENDENT AUDITOR'S REPORT

       Board of Directors and Stockholders
       Scanner Technologies Corporation
       Minneapolis, Minnesota

       We have audited the accompanying consolidated balance sheet of Scanner Technologies Corporation and Subsidiary as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ Lurie Besikof Lapidus & Company LLP
                                             Lurie Besikof Lapidus & Company LLP

       Minneapolis, Minnesota
       February 7, 2003, except for Note 13, as to which the date is April 14, 2003

                          INDEPENDENT AUDITOR'S REPORT


       To the Board of Directors and Stockholders of Scanner Technologies Corporation
       Minneapolis, Minnesota

       We have audited the accompanying consolidated balance sheet of Scanner Technologies Corporation (a Minnesota corporation) and Subsidiary as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ Lethert, Skwira, Schultz & Co. LLP
                                             Lethert, Skwira, Schultz & Co. LLP

       St. Paul, Minnesota
       February 11, 2002, except for Note 5 and the 1st and 2nd paragraph of
       Note 12 for which the date is April 19, 2002

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                 --------------------------
                                                                     2002           2001
                                                                 -----------    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $    31,037    $   366,750
  Accounts receivable, less allowance of $40,000                     168,008        483,996
  Income taxes receivable                                            235,900        397,629
  Inventory, less allowance of $32,000 in 2002                       827,857        732,806
  Prepaid expenses                                                    25,152         27,430
                                                                 -----------    -----------
    TOTAL CURRENT ASSETS                                           1,287,954      2,008,611

PROPERTY AND EQUIPMENT, net                                           52,159         63,352
PATENT RIGHTS, net                                                   344,776            -
DEFERRED TAX ASSET                                                       -          599,200
OTHER                                                                 16,939         70,296
                                                                 -----------    -----------

                                                                 $ 1,701,828    $ 2,741,459
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                                            $   570,000    $       -
  Notes payable to related parties                                   274,886            -
  Accounts payable                                                   647,521        362,997
  Accrued expenses                                                   119,885         92,206
                                                                 -----------    -----------
    TOTAL CURRENT LIABILITIES                                      1,612,292        455,203
                                                                 -----------    -----------

ACCRUED LICENSE FEES                                                     -          131,006
                                                                 -----------    -----------
ACCRUED COMPENSATION                                                     -        1,254,575
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 50,000,000 shares authorized;
    no shares issued and outstanding                                     -              -
  Common stock, no par value, 50,000,000 shares authorized;
    10,000,982 and 7,061,196 shares issued and outstanding         3,064,941         70,612
  Additional paid-in capital                                             -        1,262,023
  Stock options                                                          -          952,430
  Deferred stock option compensation                                     -         (429,134)
  Accumulated deficit                                             (2,975,405)      (955,256)
                                                                 -----------    -----------
                                                                      89,536        900,675
                                                                 -----------    -----------

                                                                 $ 1,701,828    $ 2,741,459
                                                                 ===========    ===========


See notes to consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Year Ended December 31,
                                         --------------------------
                                             2002           2001
                                         -----------    -----------

REVENUES                                 $ 1,241,215    $ 1,772,625

COST OF GOODS SOLD                           361,413        457,731
                                         -----------    -----------

GROSS PROFIT                                 879,802      1,314,894
                                         -----------    -----------

OPERATING EXPENSES
  Selling, general and administrative      1,602,982      1,674,079
  Research and development                   798,650        631,514
  Legal fees                                 547,611        718,074
                                         -----------    -----------
                                           2,949,243      3,023,667
                                         -----------    -----------

LOSS FROM OPERATIONS                      (2,069,441)    (1,708,773)

OTHER INCOME (EXPENSE)
  Other income                                   554         10,001
  Interest expense                           (23,162)          (198)
                                         -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT            (2,092,049)    (1,698,970)

INCOME TAX BENEFIT                           (71,900)      (395,746)
                                         -----------    -----------

NET LOSS                                 $(2,020,149)   $(1,303,224)
                                         ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED   $     (0.24)   $     (0.19)
                                         ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                        8,286,107      7,008,384




See notes to consolidated financial statements.

             SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        Common Stock          Additional
                                                -------------------------      Paid-in         Stock
                                                   Shares        Amount        Capital        Options
                                                -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2000                      6,906,696   $    69,067    $   422,768    $   632,680

Net loss                                                -             -              -              -

Common stock issued for cash                        100,000         1,000        497,800            -

Stock options:
  Issued for cash                                       -             -              -           15,000
  Issued for deferred compensation                      -             -              -          396,750
  Cancelled                                             -             -              -          (48,250)
  Exercised                                          54,500           545        341,455        (43,750)
  Amortization of deferred compensation                 -             -              -              -
                                                -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001                      7,061,196        70,612      1,262,023        952,430

Net loss                                                -             -              -              -

Unearned compensation forgiven, net of tax              -             -          818,575            -

Stock options:
  Repurchased for cash                                  -             -              -          (15,000)
  Cancelled                                             -             -              -         (144,750)
  Exercised                                         507,000         5,070        935,680       (792,680)
  Amortization of deferred compensation                 -             -              -              -

Common stock issued for merger with
  Southwest Capital Corporation                   2,001,388       (27,019)           -              -

Additional shares issued for recapitalization       431,398           -              -              -

Change from par value to no par value                   -       3,016,278     (3,016,278)           -
                                                -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002                     10,000,982   $ 3,064,941    $       -      $       -
                                                ===========   ===========    ===========    ===========

[WIDE TABLE CONTINUED FROM ABOVE]


                                                                 Deferred      Retained
                                                                  Stock        Earnings
                                                   Stock          Option     (Accumulated
                                                Compensation     Deficit)        Total
                                                -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2000                    $  (382,320)   $   347,968    $ 1,090,163

Net loss                                                -       (1,303,224)    (1,303,224)

Common stock issued for cash                            -              -          498,800

Stock options:
  Issued for cash                                       -              -           15,000
  Issued for deferred compensation                 (396,750)           -              -
  Cancelled                                          48,250            -              -
  Exercised                                             -              -          298,250
  Amortization of deferred compensation             301,686            -          301,686
                                                -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001                       (429,134)      (955,256)       900,675

Net loss                                                -       (2,020,149)    (2,020,149)

Unearned compensation forgiven, net of tax              -              -          818,575

Stock options:
  Repurchased for cash                                  -              -          (15,000)
  Cancelled                                         144,750            -              -
  Exercised                                             -              -          148,070
  Amortization of deferred compensation             284,384            -          284,384

Common stock issued for merger with
  Southwest Capital Corporation                         -              -          (27,019)

Additional shares issued for recapitalization           -              -              -

Change from par value to no par value                   -              -              -
                                                -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002                    $       -      $(2,975,405)   $    89,536
                                                ===========    ===========    ===========



See notes to consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                                --------------------------
                                                                                     2002           2001
                                                                                -----------    -----------
OPERATING ACTIVITIES
  Net loss                                                                      $(2,020,149)   $(1,303,224)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                     26,473         28,908
    Amortization of patent rights                                                    25,730            -
    Deferred taxes                                                                  163,200         (1,100)
    Deferred stock option compensation                                              284,384        301,686
    Changes in operating assets and liabilities:
      Accounts receivable                                                           315,988      2,031,687
      Income taxes receivable                                                       161,729       (397,629)
      Inventory                                                                     (95,051)      (313,153)
      Prepaid expenses and other                                                    (41,269)       (86,907)
      Accounts payable                                                              284,524         81,382
      Accrued income taxes                                                              -         (642,937)
      Accrued expenses                                                               15,660       (138,314)
      Accrued license fees                                                          (41,652)      (137,317)
      Accrued compensation                                                              -           80,000
                                                                                -----------    -----------
        Net cash used by operating activities                                      (920,433)      (496,918)
                                                                                -----------    -----------

INVESTING ACTIVITIES
  Purchases of property and equipment                                               (15,280)       (31,181)
                                                                                -----------    -----------

FINANCING ACTIVITIES
  Net proceeds on bank line of credit                                               570,000            -
  Payments on related party debt                                                   (103,070)           -
  Stock options issued (repurchased) for cash                                       (15,000)        15,000
  Proceeds from exercise of stock options                                           148,070        298,250
  Proceeds from sale of common stock                                                    -          498,800
                                                                                -----------    -----------
    Net cash provided by financing activities                                       600,000        812,050
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (335,713)       283,951

CASH AND CASH EQUIVALENTS
  Beginning of year                                                                 366,750         82,799
                                                                                -----------    -----------

  End of year                                                                   $    31,037    $   366,750
                                                                                ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                                    $    23,162    $       198
    Income taxes                                                                        -          644,149

  Noncash operating, financing and investing activities:
    Unearned compensation forgiven and transferred to capital                     1,254,575            -
    Deferred tax asset related to forgiven unearned compensation                    436,000            -
    Stock options cancelled                                                         144,750         48,250
    Note payable issued in exchange for patent rights                               370,506            -
    Accrued license fees transferred to related party note payable                   89,354            -
    Officer loan offset against related party note payable                          (96,904)           -
    Deficiency of Southwest Capital at date of merger                                27,019            -
    Valuation of stock options exercised and cancelled                              937,430         92,000
    Valuation of stock options issued                                                   -          396,750



See notes to consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Significant Accounting Policies -

       The accompanying consolidated financial statements account for the merger between Scanner Technologies Corporation (Scanner) and Southwest Capital Corporation (Southwest) as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to Scanner issuing securities to Southwest in exchange for the net monetary liabilities of Southwest, accompanied by a recapitalization (See
       Note 2). The combined entity of Scanner and its subsidiary and Southwest are referred to as the "Company."

       Nature of Business

       The Company invents, develops and markets vision inspection devices that are used in the semiconductor industry for the inspection of integrated circuits. The Company's customer base is small in numbers, but global in location.

       Principles of Consolidation

       The consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

       Revenue Recognition

       Revenue is earned primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers' personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

       Management Estimates

       The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the valuation allowance on deferred tax assets and payables for legal fees (See Note
       12).

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash and cash equivalents, receivables, bank line of credit, notes payable, accounts payable and accrued liabilities approximate their fair values.

       Cash Equivalents

       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Significant Accounting Policies - (continued)

       Accounts Receivable

       Accounts receivable arise from the normal course of selling products on credit to customers. An allowance for doubtful accounts has been provided for estimated uncollectable accounts. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. Individual accounts are charged against the allowance when collection efforts have been exhausted.

       Inventory

       Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for obsolescence in 2002 for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimate fair value based on assumptions about future demand and market conditions.

       Property and Equipment

       Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized straight-line over the lease term.

       Patent Rights

       Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight line method over six years, the deemed useful lives of the patents. Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows from the use of the asset. Measurement of an impairment loss for patent rights that management expects to use is based on the fair value of the assets as established using a discounted cash flow model.

       Product Warranty

       The Company provides an accrual for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

       Accounting for Stock-Compensation

       The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Options and warrants to non-employees are accounted for as required by SFAS No. 123.

       Income Taxes

       The Company is taxed as a domestic U.S. corporation under the Internal Revenue Code. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. Income tax benefit is the current tax refundable for the year and the change during the year in deferred tax assets and liabilities.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Significant Accounting Policies - (continued)

       Credit Risk

       Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East and the United States.

       Reclassifications

       Certain reclassifications were made to the 2001 financial statements to make them comparable with 2002. The reclassifications did not affect previously reported stockholders' equity, net loss, or net cash flows.

       Net Loss Per Share

       Net loss per share - basic is determined by dividing the net loss by the weighted-average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options and warrants), but were excluded since their effect was antidulitive. For this reason, options and warrants of 551,948 and 563,927 shares were excluded from the calculation of diluted outstanding shares for 2002 and 2001, respectively.

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

       In April 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which recinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also amends SFAS Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002.

       The adoption of the preceding Statements did not impact the Company's financial statements for the years presented.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Significant Accounting Policies - (continued)

       In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that adoption of this statement will not significantly impact its financial statements.

2.     Merger and Reorganization -

       On January 16, 2002, the Company executed an Agreement and Plan of Reorganization with Southwest Capital Corporation (Southwest), a public company with no operations. The agreement provided for the Company to merge into Southwest, with Southwest continuing as the surviving corporation under the name of Scanner Technologies Corporation. On July 31, 2002, the Company completed its merger with Southwest pursuant to which the Company was merged with and into Southwest. This merger was treated as a recapitalization.

       At the effective date of the merger each of the 7,568,196 shares of Scanner's common stock outstanding was converted into the right to receive 1.057 shares of the surviving company's common stock and a five-year warrant to purchase 0.2642 shares of the surviving company's common stock. The warrants are exercisable immediately at an exercise price of $1.00 per share. The conversion ratio was based on the total amount of Scanner's common stock outstanding at the effective date of the merger. As a result, the surviving company issued an additional 7,999,594 shares of its common stock and warrants to purchase 1,999,543 shares of common stock. Each share of common stock of Southwest issued and outstanding, 2,001,388 shares, remained issued and outstanding and unaffected by the merger. Southwest had a deficiency in assets of $27,019 at the date of the merger.

       At the time of the merger, Scanner had outstanding warrants to purchase 225,000 shares of its common stock at $2.75 per share. At the time of the merger, these warrants were converted into warrants to purchase a total of 59,445 units of the surviving company's securities at $10.80 per unit, each unit consisting of four shares of the surviving company's common stock and a five-year warrant immediately exercisable to purchase one share of the surviving company's common stock at $1.00 per share. At the time of the merger, the Articles of Incorporation were amended to authorize preferred stock, increase the number of shares the Company can issue and to change the common stock from $.01 par value to no par value stock.

       Upon the consummation of the merger of Scanner into Southwest, the Company became the owner of the licensed know-how in exchange for a secured note payable to the licensor (officer/stockholder) for $1.00 and all expenses incurred for securing and maintaining the intellectual property patent rights, totaling $370,505. The exclusive license agreement, which was terminated, covered the operation, manufacturing, testing and selling of Scanner products. The agreement required a fee of 5 % of the Company's sales. License expense was $38,773 and $88,631 for the years ended December 31, 2002 and 2001, respectively.

       The following unaudited pro forma consolidated financial information, provided for informational purposes only, assumes the merger of Scanner and Southwest occurred on January 1, 2002. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated companies.


                                                       Year Ended December 31,
                                                       -----------------------
                                                        2002           2001
                                                      ----------    ----------
              Revenues                                $1,241,215    $1,772,625
              Net loss                                (1,754,770)   (2,980,062)
              Net loss per common share -
                  basic and diluted                   (      .18)   (      .30)

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Inventory -

       Inventory consists of the following:



                                                       December 31,
                                                       ------------
                                                 2002                  2001
                                               --------              --------
              Finished goods                   $119,207             $  85,195
              Subassemblies                     213,579               263,333
              Raw materials, less allowance
                   of $32,000 in 2002           495,071               384,278
                                               --------              --------
                                               $827,857              $732,806
                                               ========              ========

4.     Property and Equipment -

       Property and equipment consist of the following:

                                                         December 31,           Estimated
                                                         ------------             Useful
                                                        2002         2001      Lives - Years
                                                        ----         ----      -------------
             Furniture and fixtures                   $114,298     $106,706       5 to 7
             Machinery and equipment                    61,361       53,673       3 to 7
             Leasehold improvements                     20,088       20,088       2 to 3
                                                      --------     --------
                                                       195,747      180,467
             Less accumulated depreciation             143,588      117,115
                                                      --------     --------
                                                      $ 52,159     $ 63,352
                                                      ========     ========

5.     Bank Line of Credit -

       In March 2002, the Company obtained a $900,000 bank line of credit with an interest rate at prime (4.25% at December 31, 2002) and a term of one year, renewable at the discretion of the bank. The line is guaranteed by stockholders who received for their financial support warrants to purchase a total of 225,000 shares of the Company's common stock at $2.75 per share.

       At December 31, 2002, $570,000 is outstanding under this line. In the subsequent merger (See Note 2), the warrants were converted into warrants to purchase a total of 59,445 units of the Company's securities at $10.80 per unit, each unit consisting of four shares of the Company's common stock and a warrant to purchase one share of the Company's common stock at $1.00.

6.     Notes Payable to Related Parties -

       At December 31, 2002, notes payable to an officer and director, which originated in 2002, consist of the following:

             President, 8%, due August 2, 2003                          $261,546
             Director, non-interest bearing, due on demand, unsecured     13,340
                                                                        --------
                                                                        $274,886
                                                                        ========

       The note payable to the President is collateralized by all assets of the Company. Interest on related party debt was $10,417 for 2002.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Stock Options and Warrants -

       Stock Options

       The Company has granted stock options under the Company's 1991 Stock Options and Stock Award Plan (Plan Options) and sold stock purchase options to outside investors (Financing Options). The 1991 Stock Options and Stock Award Plan was terminated in 2002.

       The 1991 Stock Options and Stock Awards Plan provided that 600,000 incentive stock options and nonqualified stock options may be issued to selective employees and non-employees of the Company. The Board of Directors determined the option price for all stock options granted under the Plan. Option prices for incentive stock options were not less than 100% of the fair value of common stock at date of grant and not less than 110% of the fair value of common stock at date of grant for holders possessing more than 10% of the Company's voting power. Option prices for nonqualified stock options were not less than 100% of the fair value of the common stock at date of grant. All options granted under the Plan were nonqualified.

       The Company sold for cash 24,750 Financing Options at $.061 per share during 2001, exercisable at $6.00 per share. The cash was refunded in 2002.

       Stock option activity with respect to the Plan Options and Financing Options is as follows:


                                                          Weighted-Average
                                 Options                   Exercise Price
                                 -------                   --------------
                           Year Ended December 31,   Year Ended December 31,
                           -----------------------   -----------------------
                             2002           2001         2002       2001
                             ----           ----         ----       ----
       Beginning of year    606,750        592,500       $ .62      $ .90
       Granted                  -           93,750         -         1.77
       Cancelled            (99,750)       (25,000)       2.29       1.07
       Exercised           (507,000)       (54,500)        .29       5.47
                           --------        -------
       End of year              -          606,750         -          .62
                           ========        =======





       With the exception of Financing Options sold in 2001 at grant date common stock fair value of $6.00 per share, all other options granted in 2001 were granted at exercise prices less than fair market value of common stock at date of grant. The weighted-average grant date fair value of all options granted at less than fair value of common stock at grant date for 2001 was $5.80.

       If the Company recognized stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, net loss and per share disclosures would change to the pro forma amounts below:


                                                       Year Ended December 31,
                                                       -----------------------
                                                         2002          2001
                                                         ----          ----
             Net loss:
              As reported                            $(2,020,149)   $(1,303,224)
              Pro forma                               (2,035,582)    (1,343,044)
             Net loss per share - basic and diluted:
              As reported                                   (.24)          (.19)
              Pro forma                                     (.25)          (.19)

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Stock Options and Warrants - (continued)

       Stock Warrants

       At December 31, 2002, the Company has outstanding exercisable warrants to purchase 1,999,543 shares of common stock at $1.00. In addition, there are outstanding exercisable warrants to purchase a total of 59,445 units of the Company's securities at $10.80 per unit. Each unit consists of four shares of common stock and a five-year warrant immediately exercisable to purchase one share of common stock at $1.00 per share. All warrants expire July 31, 2007.

       The weighted-average exercise price on all shares issuable under the above warrants, 2,296,768 shares of common stock, is $1.18 and the weighted-average remaining contractual life is 4.6 years.

       The fair value of options and warrants is estimated at grant-date using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                   Warrants        Options
                                                   --------        -------
                                                    Year Ended December 31,
                                                    -----------------------
                                                      2002           2001
                                                      ----           ----
             Risk-free interest rate                  3.06%          4.66%
             Expected life-years                      5              5
             Expected volatility*                     0.00%          0.00%
             Expected dividend rate                   0.00%          0.00%

            *Since the Company's stock was thinly traded, the Company is essentially a nonpublic entity. Therefore, volatility was set at 0% as permitted by SFAS 123.

8.     Income Taxes -

       Income tax benefit consists of the following:


                                                  Year Ended December 31,
                                                  -----------------------
                                                2002                  2001
                                                ----                  ----
             Current                         $(235,100)            $(394,646)
             Deferred                          163,200                (1,100)
                                            ----------             ---------
                                            $  (71,900)            $(395,746)
                                            ==========             =========

       Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:


                                                   Year Ended December 31,
                                                   -----------------------
                                                       2002      2001
                                                      -----      -----
             Benefit at statutory tax rate            (34.0)%    (35.0)%
             Benefit of net operating loss             18.9       20.0
             Change in valuation allowance             17.5      ( 0.0)
             Other                                     (5.8)      (8.3)
                                                      -----      -----
                                                       (3.4)%    (23.3)%
                                                      =====      =====

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Income Taxes - (continued)

       Significant components of net deferred tax assets are as follows:



                                                        December 31,
                                                        ------------
                                                   2002              2001
                                                  -------           -------
           Deferred tax assets:
                 Operating loss carryovers       $406,700          $235,900
                 Accrued compensation               -               436,000
                 Accrued license fees               -                45,900
                                                  -------           -------
                                                  406,700           717,800
           Deferred tax liabilities:
              Other                               (39,600)         (118,600)

           Valuation allowance                   (367,100)            -
                                                  -------           -------

           Net deferred tax assets               $  -              $599,200
                                                 ========          ========


       The valuation allowance was provided as it is probable the deferred tax asset will not be realized. The valuation allowance increased by $367,100 in 2002 primarily because of the Company's inability to utilize net operating losses.

       The Company has an operating loss carryforward of approximately $1,162,000 for U.S. federal income tax purposes which expires in 2022.

9.     Employee Benefit Plan -

       The Company maintains a 401(k) plan for its employees. The employees are allowed to contribute to the Plan as provided under the law. Any matching contributions by the Company are at the discretion of the Board of Directors. No matching contributions have been made for the years ended December 31, 2002 and 2001.

10.    Commitments -

       Operating Leases

       Facilities are leased under operating leases expiring through 2004. The leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Total rent expense for all leases was approximately $154,800 and $151,000 for 2002 and 2001, respectively.

       Approximate future minimum lease payments are as follows:


                Year                      Amount
                ----                     -------
                2003                     $79,300
                2004                      12,000
                                         -------
                                         $91,300
                                         =======

       Employment Agreement

       The Company has an employment agreement with its President and Chief Executive Officer at an annual pay of $180,000. The agreement contains a provision that requires the Company to pay an amount equal to the annual salary if he is terminated without cause.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Major Customers and Geographic Information -

       Major Customers

       Approximately 61%, or $762,100, of the Company's revenues in 2002 were from three customers; A (US) 33%; B (Taiwan) 18%; and C (Japan) 10%. Approximately 45%, or $794,000, of the revenues in 2001 were from two customers: C (Japan) 33% and D (US) 12%

       Approximately 80%, or $167,361, of total accounts receivable at December 31, 2002 were from three customers; B (Taiwan) 40%; E (US) 30%; and F (Hong Kong) 10%. Approximately 68%, or $358,763, of total accounts receivable at December 31, 2001 were from four customers; D (US) 31%; B (Taiwan)) 14%; G (Singapore) 12%; and H (Singapore) 11%.

       Geographic Information

                                                2002               2001
                                             ----------        ----------
       Revenues
           Taiwan                              $239,800          $ 71,200
           Japan                                120,700           588,700
           Singapore                             98,200           243,350
           Others outside the United States     126,615            72,375
           United States                        655,900           797,000
                                             ----------        ----------
                                             $1,241,215        $1,772,625
                                             ==========        ==========

       Property and Equipment, Net
           United States                        $52,038           $63,150
           Outside the United States                121               202
                                             ----------        ----------
                                                $52,159           $63,352
                                             ==========        ==========

12.    Contingencies and Uncertainty -

       In an agreement dated April 19, 2002, the Company's President and Chief Executive Officer (President) forgave the payment of his accrued salary and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its President 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party's claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company's President receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its President. The unearned compensation forgiven ($1,254,575) less the related deferred tax benefit ($436,000) was recorded as additional paid-in capital in stockholders' equity.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Contingencies and Uncertainty - (continued)

       To provide the Company's Senior Vice President with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay to him 20% of the remaining proceeds, if any, Scanner receives out of any subsequent litigation as described above involving the licensed patents, and that remain after the aforesaid payments to the Company and its President have been made out of such proceeds.

       In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The Belgian corporation has filed counterclaims alleging unfair competition. Discovery has been completed in the case and a so-called Markman hearing was held in November 2001. Based on the Markman hearing, the court will determine the scope of the patent claims at issue. The parties filed motions for summary judgment in May 2002. No trial date has been set. At this point, the Company will vigorously defend the counterclaim and believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. The Company expects to incur significant additional expenses in 2003 to pursue this lawsuit.

       In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At December 31, 2002, the $402,984 is included in accounts payable in the consolidated balance sheet.

13.    Subsequent Events -

       In April 2003, the bank line of credit was renewed through March 31, 2004 The line was increased by $200,000 to $1,100,000 with an interest rate at prime and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by individuals who received for their financial support five year warrants to purchase 275,000 shares of the Company's common stock at $2.75 per share. The Company also granted the individuals a thirty-day warrant to purchase an additional 275,000 shares of the Company's common stock at $2.00 per share. Provided the guarantor pays cash for at least one half of the shares subject to their thirty-day warrant, the guarantor may provide a promissory note payable one year from the exercise dare for the remainder of the shares. As of April 14, 2003, the guarantors have purchased 250,000 of the shares granted under the thirty-day warrant for $500,000 in cash and one year notes at 4.25%. The $275,000 cash portion of the purchase price is due within thirty days. The individuals who exercised their thirty-day warrants were granted warrants to purchase an additional 500,000 shares of the Company's common stock at $2.00 per share.

       Between January 1, 2003 and April 14, 2003, the Company sold 65,000 shares of common stock at $2.50, an aggregate amount of $162,500, under a private placement offering. Warrants to purchase an additional 7,500 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance.

       On April 10, 2003, the Company issued a $100,000 4.25% note payable in exchange for cash. The note is due April 8, 2004. A warrant, which expires on April 11, 2006, to purchase 25,000 shares of the Company's common stock at $2.75 per share was issued in connection with the note.

       The income tax receivable of $235,900 was received on March 31, 2003.

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                  FORM 10-KSB FOR YEAR ENDED DECEMBER 31, 2002



       Exhibit
       Number        Description

       3.1 Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

       3.2 Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

      10.1 Employment agreement dated January 1, 1991 between the Registrant and Elwin M. Beaty--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002**

      10.2 License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E. Beaty--incorporated by reference to
              Exhibit 10.2 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

      10.3 Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary--incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

      10.4 Lease Agreement between Registrant and Carleton Investors, L.L.C. relating to Registrant's Arizona premises--incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

      11*     Statement Regarding Computation of Earnings Per Share

      21 Subsidiary of the Registrant--incorporated by reference to Exhibit 21 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

      99*     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

             *Filed herewith.
             **Management agreement or compensatory plan or arrangement.