Form 10QSB
period 2003-03-31
SCANNER TECHNOLOGIES CORP
filed 2003-05-14
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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


The Registrant had 10,091,465 shares of Common Stock, no par value, outstanding as of April 25, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        SCANNER TECHNOLOGIES CORPORATION

                                   FORM 10-QSB

                                Table of Contents


PART I. FINANCIAL INFORMATION
                                                                              3
    Item 1. Financial Statements                                              3
    Item 2. Management's Discussion and Analysis or Plan of Operation        10
    Item 3. Controls and Procedures                                          14


PART II. OTHER INFORMATION                                                   14
    Item 1. Legal Proceedings                                                14
    Item 2. Changes in Securities                                            14
    Item 3. Defaults Upon Senior Securities                                  15
    Item 4. Submissions Of Matters To A Vote of Security Holders             15
    Item 5. Other Information                                                15
    Item 6. Exhibits and Reports on Form 8-K                                 15
SIGNATURE                                                                    16
CERTIFICATION                                                                17
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended
                                                     March 31,
                                          -----------------------------
                                              2002             2003
                                          ------------     ------------

REVENUES                                  $    228,620     $    123,908

COST OF GOODS SOLD                              80,446           62,207
                                          ------------     ------------

GROSS PROFIT                                   148,174           61,701
                                          ------------     ------------

OPERATING EXPENSES
  Selling, general and administrative          310,157          322,168
  Research and development                     180,643          137,206
  Legal fees                                   160,965           33,332
                                          ------------     ------------
                                               651,765          492,706
                                          ------------     ------------

LOSS FROM OPERATIONS                          (503,591)        (431,005)

OTHER INCOME (EXPENSE)
  Other income                                   2,325                2
  Interest expense                                  --          (13,567)
                                          ------------     ------------

LOSS BEFORE INCOME TAXES (BENEFIT)            (501,266)        (444,570)

INCOME TAXES (BENEFIT)                        (150,700)           2,540
                                          ------------     ------------

NET LOSS                                  $   (350,566)    $   (447,110)
                                          ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED    $      (0.05)    $      (0.04)
                                          ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                          7,061,196       10,022,973

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31,      March 31,
                                                                   2002            2003
                                                               -----------     -----------
                                                                (audited)      (unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $    31,037     $   209,431
  Accounts receivable, less allowance of $40,000                   168,008         137,339
  Income taxes receivable                                          235,900              --
  Inventory, less allowance of $32,000 and $28,000                 827,857         856,648
  Prepaid expenses                                                  25,152          51,801
                                                               -----------     -----------
    TOTAL CURRENT ASSETS                                         1,287,954       1,255,219

PROPERTY AND EQUIPMENT, net                                         52,159          49,216
PATENT RIGHTS, net                                                 344,776         329,338
OTHER                                                               16,939          15,800
                                                               -----------     -----------

                                                               $ 1,701,828     $ 1,649,573
                                                               ===========     ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Bank line of credit                                          $   570,000     $   791,000
  Notes payable to related parties                                 274,886         271,168
  Accounts payable                                                 647,521         653,670
  Accrued expenses                                                 119,885         153,332
                                                               -----------     -----------
    TOTAL CURRENT LIABILITIES                                    1,612,292       1,869,170
                                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, no par value, 50,000,000 shares
    authorized; no shares issued and outstanding                        --              --
  Common stock, no par value, 50,000,000 shares authorized;
    10,000,982 and 10,056,465 shares issued and outstanding      3,064,941       3,202,918
  Accumulated deficit                                           (2,975,405)     (3,422,515)
                                                               -----------     -----------
                                                                    89,536        (219,597)
                                                               -----------     -----------

                                                               $ 1,701,828     $ 1,649,573
                                                               ===========     ===========

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                           2002          2003
                                                        ---------     ---------
OPERATING ACTIVITIES
  Net loss                                              $(350,566)    $(447,110)
  Adjustments to reconcile net loss to net cash
      used by operating activities:
    Depreciation                                            4,963         5,003
    Amortization of patent rights                              --        15,438
    Deferred taxes                                       (150,700)           --
    Deferred stock option compensation                     54,311            --
    Changes in operating assets and liabilities:
      Accounts receivable                                  79,078        30,669
      Income taxes receivable                               1,771       235,900
      Inventory                                           (27,588)      (28,791)
      Prepaid expenses and other                          (35,022)      (25,510)
      Accounts payable                                    109,095         6,149
      Accrued expenses                                      3,922        33,447
                                                        ---------     ---------
        Net cash used by operating activities            (310,736)     (174,805)
                                                        ---------     ---------

INVESTING ACTIVITY
  Purchases of property and equipment                      (2,261)       (2,060)
                                                        ---------     ---------

FINANCING ACTIVITIES
  Net proceeds on bank line of credit                          --       221,000
  Payments on related party debt                               --        (3,718)
  Proceed from the exercise of warrants                        --           477
  Proceeds from sale of common stock                           --       137,500
                                                        ---------     ---------
    Net cash provided by financing activities                  --       355,259
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (312,997)      178,394

CASH AND CASH EQUIVALENTS
  Beginning of period                                     366,750        31,037
                                                        ---------     ---------

  End of period                                         $  53,753     $ 209,431
                                                        =========     =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                            $      --     $  13,567
    Income taxes                                            1,212         2,540

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.  Basis of Presentation and Significant Accounting Policies -

    The accompanying condensed consolidated financial statements account for the merger between Scanner Technologies Corporation (Scanner) and Southwest Capital Corporation (Southwest) as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to Scanner issuing securities to Southwest in exchange for the net monetary liabilities of Southwest, accompanied by a recapitalization (See Note 2). The combined entity of Scanner and its subsidiary and Southwest are referred to as the "Company."

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10KSB filed on April 15, 2003.

    Nature of Business

    The Company invents, develops and markets vision inspection devices that are used in the semiconductor industry for the inspection of integrated circuits. The Company's customer base is small in numbers, but global in location.

    Principles of Consolidation

    The condensed consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

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

    Management Estimates

    The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the valuation allowance on deferred tax assets and payables for legal fees (See Note 3).

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

    Inventory

    Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for obsolescence for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimate fair value based on assumptions about future demand and market conditions.

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

    Net Loss Per Share

    Net loss per share - basic is determined by dividing the net loss by the weighted-average common shares outstanding. Net loss per share - diluted normally includes common stock equivalents (options and warrants), but were excluded since their effect was antidulitive. For this reason, options and warrants of 606,750 and 2,301,867 shares were excluded from the calculation of diluted outstanding shares for the three months ended March 31, 2002 and 2003, respectively.

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

    Upon the consummation of the merger of Scanner into Southwest, the Company became the owner of the licensed know-how in exchange for a secured note payable to the licensor (officer/stockholder) for $1.00 and all expenses incurred for securing and maintaining the intellectual property patent rights, totaling $370,505. The exclusive license agreement, which was terminated, covered the operation, manufacturing, testing and selling of Scanner products. The agreement required a fee of 5% of the Company's sales. License expense was $9,500 for the three months ended March 31, 2002.

    Pro forma information is not presented for prior periods since the effect is insignificant.

3.  Contingencies and Uncertainty

    In an agreement dated April 19, 2002, the Company's President and Chief Executive Officer (President) forgave the payment of his accrued salary and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President would receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its President 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party's claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company's President receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its President. The unearned compensation forgiven ($1,254,575) less the related deferred tax benefit ($436,000) was recorded as additional paid-in capital in stockholders' equity.

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

    In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At March 31, 2003 and December 31, 2002, the $402,984 is included in accounts payable in the condensed consolidated balance sheets.

4.  Financing Arrangements/Subsequent Events

    In April 2003, the bank line of credit was renewed through March 31, 2004. The line was increased by $200,000 to $1,100,000 with an interest rate at prime and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by individuals who received for their financial support (a) five-year warrants to purchase 275,000 shares of the Company's common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 275,000 shares of the Company's common stock at $2.00 per share. Provided the guarantor pays cash for at least one half of the shares subject to their thirty-day warrant, the guarantor may provide a promissory note payable one year from the exercise day for the remainder of the shares. Prior to May 15, 2003, the expiration date of the thirty-day warrants, all such warrants were exercised in exchange for aggregate cash payments of $300,000 and one-year promissory notes totaling $250,000. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 550,000 shares of the Company's common stock at $2.00 per share. The Company intends to further extend the credit line by providing additional individual guarantees to its bank. Any such guarantor would receive the same or similar warrant coverage as the current guarantors.

    Between January 1, 2003 and April 14, 2003, the Company sold 65,000 shares of common stock at $2.50, for an aggregate amount of $162,500, under a private placement offering. Warrants to purchase an additional 16,250 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance.

    On April 10, 2003, the Company issued a $100,000 4.25% note payable in exchange for cash. The note is due April 8, 2004. A warrant, which expires on April 11, 2006, to purchase 25,000 shares of the Company's common stock at $2.75 per share was issued in connection with the note.

Item 2. Management's Discussion and Analysis or Plan of Operation

    This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary set forth under the heading "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "may," "will," "should," "could," "expect," "anticipate," "intend," "plan," "believe," "estimate," "predict," "potential," or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.

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

    The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

    Sales for the three months ended March 31, 2003, were $123,908 compared to $228,620 for the three months ended March 31, 2002. The decrease in sales is due to the continued slowness in the semiconductor industry resulting in reduced spending by semiconductor manufactures for capital equipment such as that offered by the Company.

    Cost of goods sold decreased by $18,239 to $62,207 in the three months ended March 31, 2003, from $80,446 in 2002. Cost of goods sold as a percentage of sales increased by 15.0% to 50.2% in 2003 compared to 35.2% in 2002. The increase in the cost of goods percentage resulted from the decrease in sales while manufacturing expenses were approximately the same in both periods.

    Selling, general and administrative expenses increased by $12,011 to $322,168 for the three months ended March 31, 2003, compared to $310,157 in the prior period. Increases in salaries, professional costs and patent rights amortization were partially offset by decreases in amortization of deferred stock option compensation and license fees.

    Research and development expenses were $137,206 in the three months ended March 31, 2003 compared to $180,643 for the three months ended March 31, 2002. The research and development activities related to the Company's development of its own line of robotic inspection systems for sale to end users was in its early stages in 2002. The development process is being completed in 2003 and the first unit was sold in April 2003.

    Legal fees decreased by $127,633 to $33,332 in the three months ended March 31, 2003, from $160,965 in 2002. Legal fees related to the patent infringement claim brought by the Company against a competitor were less in 2003 than 2002.

    Other income (expense) was ($13,565) in the three months ended March 31, 2003, compared to $2,325 in 2002. The change is primarily due to reduced cash investments and increased debt.

    The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended March 31, 2003, as no tax benefit is available to the Company. The $2,540 of taxes provided in the three months ended March 31, 2003 represented minimum state tax payments. A benefit of $150,700 was recognized in the three months ended March 31, 2002.

    The net loss for the three months ended March 31, 2003 was $447,110, or $.04 per share, compared to a net loss of $350,566, or $.05 per share, in 2002. The increase in the net loss was the result of a decrease in gross margin of $86,473, increased net nonoperating expenses of $15,890 and increased income taxes of $153,240 offset by a decrease in operating expenses of $159,059.

    LIQUIDITY AND CAPITAL RESOURCES (FOR THE THREE MONTHS ENDED MARCH 31, 2003)

    The Company is attempting to raise additional capital by offering to sell up to 600,000 shares of its Common Stock at $2.50 per share through an offering conducted in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Offering"). Each investor will receive for each four shares purchased one three-year warrant to purchase one share of Common Stock at an exercise price of $3. As of April 14, 2003, the Company had received proceeds of $162,500 from investors in the Offering. As described above, there is no assurance that the Company will be successful in its efforts to complete the Offering. If adequate funds are not available or are not available on acceptable terms, the ability to take advantage of unanticipated opportunities, develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

    In March 2002, the Company obtained a line of credit from a bank. The line had a maximum lending limit of $900,000, an interest rate based on the prime interest rate, and a term of one year, renewable at the discretion of the bank. At March 31, 2003, $791,000 was outstanding under this line of credit. The line was guaranteed by certain shareholders of the Company who pledged collateral to secure their guarantees. In April 2003, the line of credit was renewed through March 31, 2004 and the Company provided the bank with a security interest in its general business assets. The line was increased from $900,000 to $1,100,000, with an interest rate at prime. The new line is guaranteed by certain individuals who have pledged collateral to secure their guarantees. In exchange for these guarantees, the individuals received five-year warrants to purchase an aggregate of 275,000 shares of the Company's common stock at an exercise price of $2.75 per share and 30-day warrants to purchase an aggregate of 275,000 shares of the Company's common stock at an exercise price of $2.00 per share.

    The guarantors have exercised the 30-day warrants to purchase a total of 275,000 shares of the Company's common stock by paying $300,000 in cash and $250,000 in one-year notes. The Company intends to further extend the credit line by providing additional individual guarantees to its bank. Any such guarantor would receive the same or similar warrant coverage as the current guarantors.

    The Company believes that the line of credit of up to $1,100,000, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next year.

    Net cash used by operating activities for the three months ended March 31, 2003 totaled $174,805. Negative operating cashflows resulted primarily from net operating loss for the period that was partially offset by non-cash adjustments relating to depreciation and amortization and by changes in operating assets and liabilities.

    Net cash used by investing activities for the three months ended March 31, 2003 totaled $2,060. The funds were used to purchase property and equipment.

    Net cash provided by financing activities for the three months ended March 31, 2003 totaled $355,259. Positive financing cashflows related to the proceeds from borrowings under the bank line of credit and from the sale of common stock offset by payments on debt.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    Issuance of Common Stock and Warrants

    In the three months ended March 31, 2003, the Company sold 55,000 shares of its common stock at $2.50 per share to seven individuals through a private placement offering. The shares were issued as follows: 25,000 in January 2003; 15,000 in February 2003; and 15,000 in March 2003.

    The individuals purchasing the above common stock were issued warrants to purchase one share of common stock at $3.00 per share for each four shares purchased. Warrants to purchase 13,750 common shares at $3.00 per share were issued in the three months ended March 31, 2003.

    In addition, the Company issued 477 shares of common stock in January 2003 upon the exercise of warrants at $1.00 per share.

    The above common stock was issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The certificates representing the securities bear a restrictive securities legend.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibits:

    See Exhibit Index on page following Certification Under Section 302 of Sarbanes-Oxley Act of 2002.

    Reports on Form 8-K:

    None.

                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Scanner Technologies Corporation

        DATE: May 7, 2003                       By: /s/ Elwin M Beaty
                                                    -----------------
                                                    Elwin M. Beaty
                                                    Its Chief Executive Officer
                                                    and Chief Financial Officer

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

     4. I am responsible for the establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                                 By: /s/Elwin M. Beaty
                                                     -----------------
               Dated: May 7, 2003                    Elwin M. Beaty
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                  FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2003

Exhibit Number  Description
--------------  -----------

3.1 Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

3.2 Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

11*             Statement Regarding Computation of Earnings Per Share

99* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*Filed herewith.