Form 10QSB
period 2003-06-30
SCANNER TECHNOLOGIES CORP
filed 2003-08-14
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149


                        SCANNER TECHNOLOGIES CORPORATION
                        --------------------------------
                 (Name of small business issuer in its charter)


          New Mexico                                       85-0169650
-------------------------------                ---------------------------------
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


The Registrant had 10,416,465 shares of Common Stock, no par value outstanding as of July 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                        SCANNER TECHNOLOGIES CORPORATION

                                   FORM 10-QSB

                                Table of Contents


PART I.         FINANCIAL INFORMATION                                         3
       Item 1.  Financial Statements                                          3
       Item 2.  Management's Discussion and Analysis or Plan of Operation    10
       Item 3.  Controls and Procedures                                      14


PART II.        OTHER INFORMATION                                            14
       Item 1.  Legal Proceedings                                            14
       Item 2.  Changes in Securities                                        14
       Item 3.  Defaults Upon Senior Securities                              14
       Item 4.  Submissions Of Matters To A Vote of Security Holders         15
       Item 5.  Other Information                                            15
       Item 6.  Exhibits and Reports on Form 8-K                             15
SIGNATURE                                                                    15
EXHIBIT INDEX

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                         -----------------------------     -----------------------------
                                             2002             2003             2002             2003
                                         ------------     ------------     ------------     ------------
REVENUES                                 $    332,022     $    767,981     $    560,642     $    891,889

COST OF GOODS SOLD                             96,577          210,002          177,023          272,209
                                         ------------     ------------     ------------     ------------

GROSS PROFIT                                  235,445          557,979          383,619          619,680
                                         ------------     ------------     ------------     ------------

OPERATING EXPENSES
  Selling, general and administrative         378,925          304,349          689,082          626,517
  Research and development                    180,570          118,433          361,213          255,639
  Legal fees                                  190,797          187,995          351,762          221,327
                                         ------------     ------------     ------------     ------------
                                              750,292          610,777        1,402,057        1,103,483
                                         ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                         (514,847)         (52,798)      (1,018,438)        (483,803)

OTHER INCOME (EXPENSE)
  Other income (expense), net                  (1,802)         240,033              523          239,995
  Interest expense                                (10)        (153,310)             (10)        (166,877)
                                         ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES            (516,659)          33,925       (1,017,925)        (410,685)

INCOME TAXES (BENEFIT)                         78,000              300          (72,700)           2,800
                                         ------------     ------------     ------------     ------------

NET INCOME (LOSS)                        $   (594,659)    $     33,625     $   (945,225)    $   (413,485)
                                         ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE - BASIC      $      (0.08)    $       0.00     $      (0.13)    $      (0.04)
                                         ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE - DILUTED    $      (0.08)    $       0.00     $      (0.13)    $      (0.04)
                                         ============     ============     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC                                     7,061,196       10,229,798        7,061,196       10,126,386

WEIGHTED AVERAGE SHARES OUTSTANDING -
  DILUTED                                   7,061,196       11,532,836        7,061,196       10,126,386


See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,    June 30,
                                                                                                2002          2003
                                                                                            ------------  ------------
                                                                                              (audited)    (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                 $    31,037   $    179,147
  Accounts receivable, less allowance of $40,000                                                168,008        344,546
  Income taxes receivable                                                                       235,900            -
  Inventory, less allowances of $32,000 and $52,000                                             827,857        846,567
  Prepaid expenses                                                                               25,152         38,749
                                                                                             -----------   ------------
    TOTAL CURRENT ASSETS                                                                      1,287,954      1,409,009

PROPERTY AND EQUIPMENT, net                                                                      52,159         43,993
PATENTS RIGHTS, net                                                                             344,776        313,900
OTHER                                                                                            16,939          9,590
                                                                                             -----------   ------------

                                                                                            $ 1,701,828   $  1,776,492
                                                                                             ===========   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                                                                       $   570,000   $    291,000
  Notes payable to related parties                                                              274,886        334,726
  Accounts payable                                                                              647,521        691,909
  Accrued expenses                                                                              119,885        124,713
                                                                                             -----------   ------------
    TOTAL CURRENT LIABILITIES                                                                 1,612,292      1,442,348
                                                                                             -----------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 50,000,000 shares authorized;
    no shares issued and outstanding                                                                 -             -
  Common stock, no par value, 50,000,000 shares authorized;
    10,000,982 and 10,396,465 shares issued and outstanding                                   3,064,941      4,053,528
  Warrants                                                                                           -         411,561
  Deferred financing costs, net                                                                      -        (442,055)
  Notes receivable for common stock                                                                  -        (300,000)
  Accumulated deficit                                                                        (2,975,405)    (3,388,890)
                                                                                             -----------   ------------
                                                                                                 89,536        334,144
                                                                                             -----------   ------------

                                                                                            $ 1,701,828   $  1,776,492
                                                                                             ===========   ============

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ---------------------------
                                                                                     2002            2003
                                                                                 -----------     -----------
OPERATING ACTIVITIES
  Net loss                                                                       $  (945,225)    $  (413,485)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                      12,154          11,169
    Amortization of patent rights and deferred financing costs                            --         163,492
    Interest expense added to related party debt principal                                --           9,808
    Deferred taxes                                                                   163,200              --
    Deferred stock option compensation                                                93,939              --
    Changes in operating assets and liabilities:
      Accounts receivable                                                            162,240        (176,538)
      Income taxes receivable                                                        161,729         235,900
      Inventory                                                                      (78,103)        (18,710)
      Prepaid expenses and other                                                     (30,621)         (6,248)
      Accounts payable                                                               312,667          44,388
      Accrued expenses                                                              (107,678)          4,828
                                                                                 -----------     -----------
        Net cash used by operating activities                                       (255,698)       (145,396)
                                                                                 -----------     -----------

INVESTING ACTIVITY
  Purchases of property and equipment                                                (12,800)         (3,003)
                                                                                 -----------     -----------

FINANCING ACTIVITIES
  Net payments on bank line of credit                                                     --        (279,000)
  Proceeds from related party debt                                                        --         100,000
  Payments on related party debt                                                          --         (49,968)
  Proceeds from sale of common stock and exercise of warrants                             --         525,477
  Refund of stock options issued for cash                                            (15,000)             --
                                                                                 -----------     -----------
    Net cash provided (used) by financing activities                                 (15,000)        296,509
                                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (283,498)        148,110

CASH AND CASH EQUIVALENTS
  Beginning of period                                                                366,750          31,037
                                                                                 -----------     -----------

  End of period                                                                  $    83,252     $   179,147
                                                                                 ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:
    Interest                                                                     $        10     $    23,517
    Income taxes                                                                          --           2,809

  Noncash operating, financing and investing activities:
    Warrants issued in connection with line of credit                                     --         574,671
    Warrants exercised                                                                    --         163,110
    Notes receivable issued for purchase of common stock                                  --         300,000
    Unearned compensation forgiven and transferred to capital                      1,254,575              --
    Deferred tax asset related to forgiven unearned compensation                     436,000              --

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

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB.

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

                  Inventory

                  Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for obsolescence for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future demand and market conditions.

                  Property and Equipment

                  Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized straight-line over the lease term.

                  Patent Rights

                  Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years, the deemed useful lives of the patents. Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows from the use of the asset. Measurement of an impairment loss for patent rights that management expects to use is based on the fair value of the assets as established using a discounted cash flow model.

                  Options and Warrants Valuation

                  The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate. Since the Company's stock is thinly traded, the Company is essentially a nonpublic entity. Therefore, volatility is set at 0% as permitted by SFAS 123. The costs associated with the valuation of the warrants issued in connection with the line of credit are recorded as deferred financing costs. These costs are being amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders' equity.

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

                  Income Taxes

                  The Company is taxed as a domestic U.S. corporation under the Internal Revenue Code. Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. Income tax benefit is the current tax refundable for the period and the change during the period in deferred tax assets and liabilities.

                  Credit Risk

                  Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East and the United States.

                  Net Income (Loss) Per Share

                  Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of options and warrants included 1,303,038 warrants in the three months ended June 30, 2003. Options and warrants for 831,750, 719,250, 306,765 and 2,750,537 shares were excluded from the calculation of diluted outstanding shares for the three and six months ended June 30, 2002 and 2003, respectively because their effect was antidilutive.

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

                  At the time of the merger, Scanner had outstanding warrants to purchase 225,000 shares of its common stock at $2.75 per share. At the time of the merger, these warrants were converted into warrants to purchase a total of 59,445 units of the surviving company's securities at $10.80 per unit, each unit consisting of four shares of the surviving company's common stock and a five-year warrant immediately exercisable to purchase one share of the surviving company's common stock at $1.00 per share. At the time of the merger, the Articles of Incorporation were amended to authorize preferred stock, increase the number of shares the Company is authorized to issue and to change the common stock from $.01 par value to no par value stock.

                  Upon the consummation of the merger of Scanner into Southwest, the Company became the owner of the licensed know-how in exchange for a secured note payable to the licensor (officer/stockholder) for $1.00 and all expenses incurred for securing and maintaining the intellectual property patent rights, totaling $370,505. The exclusive license agreement, which was terminated, covered the operation, manufacturing, testing and selling of Scanner products. The agreement required a fee of 5% of the Company's sales. License expense was $18,532 and $28,032 for the three and six months ended June 30, 2002, respectively.

                  Pro forma information for prior periods is not presented since the effect is insignificant.

         3.       Contingencies and Uncertainty -

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

                  In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The patents related to three-dimensional ball array inspection apparatus and method. Discovery was completed in the case and a so-called Markman hearing was held in November 2001. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement agreement in order to immediately appeal the court's ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2003 to pursue their appeal. The Company believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The $400,000 settlement less the $160,000 paid to the President is recorded at net in other income in the condensed financial statements.

                  In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At June 30, 2003 and December 31, 2002, the $402,984 is included in accounts payable in the condensed consolidated balance sheets.

         4.       Financing Arrangements -

                  In 2003, the Company renewed its previous bank line of credit through May 1, 2004. The line was increased from $400,000 to $1,300,000 with an interest rate at prime and the Company provided the bank with a security interest in its general business assets. The new line is guaranteed by individuals who received for their financial support (a) five-year warrants to purchase 325,000 shares of the Company's common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company's common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to the thirty-day warrant, such guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from the exercise date. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one-year promissory notes issued to the Company with an aggregate principal amount of $300,000. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company's common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671 as determined by the Black-Scholes Model. These costs, which are amortized over the term of the line of credit, are recorded as deferred financing costs and offset against stockholders' equity in the condensed consolidated balance sheet.

                  On April 10, 2003, the Company issued a $100,000 4.25% note payable in exchange for cash. The note is due April 8, 2004. A warrant, which expires on April 11, 2006, to purchase 25,000 shares of the Company's common stock at $2.75 per share was issued in connection with the note. The warrant had no market value as determined by the Black-Scholes Model.

         5.       Private Placement Offering/Subsequent Event -

                  Between January 1, 2003 and June 30, 2003, the Company sold 70,000 shares of common stock at $2.50 per share, for an aggregate amount of $175,000, under a private placement offering. Warrants to purchase an additional 17,500 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance and had no market value as determined by the Black-Scholes Model.

                  Subsequent to June 30, 2003, the Company sold an additional 20,000 shares of common stock at $2.50 per share under the private placement offering. Warrants to purchase an additional 5,000 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance and had no market value as determined by the Black-Scholes Model.

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

         GENERAL

         The Company's revenues have been adversely affected by the continuing lack of demand in the semiconductor marketplace, which has caused many potential customers to cease or defer purchases of capital equipment such as that offered by the Company. Although the Company has made efforts to manage expenses during this downturn, the Company is confronted with working capital shortages due to ongoing operating expenses and the Company's ongoing patent litigation. To address these working capital shortages, the Company is attempting to raise additional equity capital through a private placement offering and has extended and increased its bank line of credit. These efforts are discussed in more detail below. Assuming the availability of sufficient working capital, the Company's success will be dependent upon its ability to develop and commercialize new products, meet the demands of its customers, respond quickly to changes in its market, and control expenses and cash usage.

         In connection with efforts to raise capital or obtain additional financing, the Company may be obligated to issue additional shares of Common Stock or warrants or other rights to acquire Common Stock on terms that will result in dilution to existing shareholders or place restrictions on operations. The Company may also be unsuccessful in obtaining additional equity capital or financing on any terms and in that event may be obligated to cease operations and/or attempt to negotiate with its creditors to delay payments or compromise the amounts of its indebtedness. If the Company is unable to reach satisfactory arrangements with its creditors, the Company will responsibly evaluate alternatives including the possibility of seeking protection from creditors under the bankruptcy laws. Creditors may also take action that would force the Company into proceedings under the bankruptcy laws.

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

                  o        Revenue recognition;
                  o        Allowances;
                  o        Inventories;
                  o        Patent rights;
                  o        Accounting for income taxes;
                  o        Accounting and valuation of options and warrants;

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

         The Company writes down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company's inventory, and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-down, and charges against earnings may be required.

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

         The Company estimates the fair value of warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate. Since the Company's stock is thinly traded, the Company is essentially a nonpublic entity. Therefore, volatility is set at 0% as permitted by SFAS 123. The costs associated with the valuation of the warrants issued in connection with the line of credit are recorded as deferred financing costs. These costs are being amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders' equity.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Sales for the three months ended June 30, 2003, were $767,981 compared to $332,022 for the three months ended June 30, 2002. The Company's revenues continue to be adversely affected by the lack of demand in the semiconductor industry which has caused reduced spending by semiconductor manufacturers for capital equipment such as that offered by the Company. The sales increase in 2003 relates primarily to the sale of the Company's first robotic inspection system to an end user and a slight improvement in the purchases of capital equipment by customers in the semiconductor industry.

         Cost of goods sold increased by $113,425 to $210,002 in the three months ended June 30, 2003, from $96,577 in 2002. Cost of goods sold as a percentage of sales decreased by 1.8% to 27.3% in 2003 compared to 29.1% in 2002. In 2003, manufacturing expenses decreased as a percent of sales primarily because of the increase in sales. This decrease was partially offset by an increase in material cost as a percent of sales.

         Selling, general and administrative expenses decreased by $74,576 to $304,349 for the three months ended June 30, 2003, compared to $378,925 in the prior period. Decreases in professional costs, amortization of deferred stock option compensation and license fees were partially offset by increases in salaries and related expenses, marketing expenses and amortization of patent rights.

         Research and development expenses were $118,433 in the three months ended June 30, 2003 compared to $180,570 for the three months ended June 30, 2002. The research and development activities related to the Company's development of its own line of robotic inspection systems for sale to end users was in its early stages in 2002. The development process is continuing in 2003 with the first unit being sold in April 2003.

         Legal fees decreased by $2,802 to $187,995 in the three months ended June 30, 2003, from $190,797 in 2002. A significant portion of the legal fees in both periods related to the patent infringement claim brought by the Company against a competitor.

         Other income (expense) was $86,723 in the three months ended June 30, 2003, compared to ($1,812) in 2002. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. Interest expense was $153,300 higher in 2003 than it was in 2002 due primarily to the $132,616 amortization of the warrant valuation related to the renewal of the line of credit and additional debt outstanding.

         The income taxes provided in the three months ended June 30, 2003 represented minimum state taxes. The Company provided no additional income tax provision for the period because the income recognized will be offset by operating loss carryforwards for which the Company previoiusly recorded a full valuation allowance against. A tax provision of $78,000 was provided in the three months ended June 30, 2002.

         The net income for the three months ended June 30, 2003 was $33,625, or $.00 per share, compared to a net loss of ($594,659), or ($.08) per share, in 2002. The change was the result of an increase in gross margin of $322,534, decreased operating expenses of $139,515, increased net nonoperating income of $88,535 and decreased income taxes of $77,700.

         SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30,
         2002

         Sales for the six months ended June 30, 2003, were $891,889 compared to $560,642 for the six months ended June 30, 2002. The Company's revenues continue to be adversely affected by the lack of demand in the semiconductor industry which has caused reduced spending by semiconductor manufacturers for capital equipment such as that offered by the Company. The sales increase in 2003 relates primarily to the sale of the Company's first robotic inspection system to an end user and a slight improvement in the purchases of capital equipment by customers in the semiconductor industry.

         Cost of goods sold increased by $95,186 to $272,209 in the six months ended June 30, 2003, from $177,023 in 2002. Cost of goods sold as a percentage of sales decreased by 1.1% to 30.5% in 2003 compared to 31.6% in 2002. In 2003, manufacturing expenses decreased as a percent of sales primarily because of the increase in sales. This decrease was partially offset by an increase in material cost as a percent of sales.

         Selling, general and administrative expenses decreased by $62,565 to $626,517 for the six months ended June 30, 2003, compared to $689,082 in the prior period. Decreases in professional costs, amortization of deferred stock option compensation and license fees were partially offset by increases in salaries and related expenses and amortization of patent rights.

         Research and development expenses were $255,639 in the six months ended June 30, 2003 compared to $361,213 for the six months ended June 30, 2002. The research and development activities related to the Company's development of its own line of robotic inspection systems for sale to end users was in its early stages in 2002. The development process is continuing in 2003 with the first unit being sold in April 2003.

         Legal fees decreased by $130,435 to $221,327 in the six months ended June 30, 2003, from $351,762 in 2002. A significant portion of the legal fees in both periods related to the patent infringement claim brought by the Company against a competitor.

         Other income was $73,118 in the six months ended June 30, 2003, compared to $513 in 2002. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. Interest expense was $166,867 higher in 2003 than it was in 2002. The increase relates primarily to the $132,616 amortization of the warrant valuation related to the renewal of the line of credit and additional debt outstanding.

         The Company recognized no income tax benefit to offset the loss before income taxes in the six months ended June 30, 2003, as no tax benefit is available to the Company. The $2,800 of taxes provided in the six months ended June 30, 2003 represented minimum state taxes. A benefit of $72,700 was recognized in the six months ended June 30, 2002.

         The net loss for the six months ended June 30, 2003 was ($413,485), or ($.04) per share, compared to a net loss of ($945,225), or ($.13) per share, in 2002. The decrease in the net loss was the result of an increase in gross margin of $236,061, decreased operating expenses of $298,574, and increased net nonoperating income of $72,605 offset by increased income taxes of $75,500.

         LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30,
         2003)

         The Company is attempting to raise $1,500,000 of additional capital by offering shares of its Common Stock and warrants to purchase common stock through an offering conducted in reliance on an exemption from registration under the Securities Act of 1933, as amended (the "Offering"). As of July 31, 2003, the Company had received proceeds of $225,000 from investors in the Offering. As described above, there is no assurance that the Company will be successful in its efforts to complete the Offering. If adequate funds are not available or are not available on acceptable terms, the ability to take advantage of unanticipated opportunities, develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

         In 2003, the Company renewed its previous bank line of credit through May 1, 2004. The line was increased from $900,000 to $1,300,000 with an interest rate at prime and the Company provided the bank with a security interest in its general business assets. The new line is guaranteed by individuals who received for their financial support (a) five-year warrants to purchase 325,000 shares of the Company's common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company's common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, that guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from the exercise date. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one-year promissory notes issued to the Company with an aggregate principal amount of $300,000. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company's common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671 as determined by the Black-Scholes Model. These costs, which are amortized over the term of the line of credit, are recorded as deferred financing costs in the condensed consolidated balance sheet

         The Company believes that this line of credit, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next year.

         Net cash used by operating activities for the six months ended June 30, 2003 totaled $145,396. Negative operating cashflows resulted primarily from the net loss of $413,485 for the period that was partially offset by non-cash adjustments relating primarily to depreciation and amortization of $184,469 and by net changes in operating assets and liabilities of $83,620.

         Net cash used by investing activities for the six months ended June 30, 2003 totaled $3,003. The funds were used to purchase property and equipment.

         Net cash provided by financing activities for the six months ended June 30, 2003 totaled $296,509. Positive financing cashflows related to the proceeds from the sale of common stock and new borrowings offset by payments under the bank line of credit and on existing debt.

Item 3.  Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, who is also the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer, who is also the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

         There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In July 2000, Scanner instituted a lawsuit against a Belgian corporation in the U.S. District Court for the Southern District of New York for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, Scanner and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to Scanner to settle all issues relating to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. Scanner agreed to the settlement agreement in order to allow Scanner to immediately appeal the court's ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. Scanner intends to continue to vigorously enforce its patent rights.

Item 2.  Changes in Securities

         In the three months ended June 30, 2003, the Company renewed its previous line of credit. The new line is guaranteed by individuals who received for their financial support (a) five-year warrants to purchase 325,000 shares of the Company's common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company's common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, they may provide a promissory note, secured by the shares purchased, payable one year from the exercise day for the remainder of the shares. All such thirty-day warrants were exercised in exchange for aggregate cash payments of $350,000 and one-year promissory notes totaling $300,000. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company's common stock at $2.00 per share.

         In April 2003, the Company issued three-year warrants to purchase 25,000 shares of the Company's common stock at $2.75 per share in connection with the issuance of a $100,000 note payable in exchange for cash.

         In the three months ended June 30, 2003, the Company sold 15,000 shares of its common stock at $2.50 per share to three individuals through a private placement offering. The shares were issued as follows: 10,000 in April 2003 and 5,000 in June 2003.

         The individuals purchasing the above common stock were issued three-year warrants to purchase one share of common stock at $3.00 per share for each four shares purchased. Warrants to purchase 3,750 common shares at $3.00 per share were issued in the three months ended June 30, 2003.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Laurence Zipkin resigned from the Company's Board of Directors on June 10, 2003.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         See Exhibit Index on page following signature page.

         Reports on Form 8-K:

         None.



                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Scanner Technologies Corporation

         DATE:   August 14, 2003                By: /s/ Elwin M Beaty
                                                    -----------------
                                                    Elwin M. Beaty
                                                    Its Chief Executive Officer
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2003



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

       31*        Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

       32*        Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

       *Filed herewith.