Form 10QSB
period 2003-09-30
SCANNER TECHNOLOGIES CORP
filed 2003-11-12
CIK 217222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-08149

SCANNER TECHNOLOGIES CORPORATION (Name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447 (Address of principal executive offices)

(763) 476-8271 (Registrant’s telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The Issuer had 10,426,465 shares of Common Stock no par value outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

REVENUES	$537,109	$707,962	$1,097,751	$1,599,851
COST OF GOODS SOLD	146,629	194,729	323,652	466,938

GROSS PROFIT	390,480	513,233	774,099	1,132,913

OPERATING EXPENSES
Selling, general and administrative	580,739	337,760	1,269,821	964,277
Research and development	267,298	124,312	628,511	379,951
Legal fees	167,553	90,246	519,315	311,573

	1,015,590	552,318	2,417,647	1,655,801

LOSS FROM OPERATIONS	(625,110)	(39,085)	(1,643,548)	(522,888)
OTHER INCOME (EXPENSE)
Other income (expense), net	25	396	548	240,391
Interest expense	(2,367)	(141,958)	(2,377)	(308,835)

LOSS BEFORE INCOME TAXES	(627,452)	(180,647)	(1,645,377)	(591,332)
INCOME TAXES (BENEFIT)	—	—	(72,700)	2,800

NET LOSS	$(627,452)	$(180,647)	$(1,572,677)	$(594,132)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.02)	$(0.20)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	9,021,057	10,413,132	7,714,483	10,221,968

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003

	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,037	$8,551
Accounts receivable, less allowance of $40,000	168,008	742,947
Income taxes receivable	235,900	—
Inventory, less allowances of $32,000 and $61,000	827,857	919,331
Prepaid expenses	25,152	39,255

TOTAL CURRENT ASSETS	1,287,954	1,710,084
PROPERTY AND EQUIPMENT, net	52,159	46,963
PATENTS RIGHTS, net	344,776	298,463
OTHER	16,939	9,590

	$1,701,828	$2,065,100

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit	$570,000	$591,000
Notes payable to related parties	274,886	203,366
Accounts payable	647,521	695,083
Accrued expenses	119,885	118,643
Customer deposits	—	70,894

TOTAL CURRENT LIABILITIES	1,612,292	1,678,986

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
10,000,982 and 10,426,465 shares issued and outstanding	3,064,941	4,128,528
Warrants	—	411,561
Deferred financing costs, net	—	(309,438)
Notes receivable for common stock	—	(275,000)
Accumulated deficit	(2,975,405)	(3,569,537)

	89,536	386,114

	$1,701,828	$2,065,100

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2002	2003

OPERATING ACTIVITIES
Net loss	$(1,572,677)	$(594,132)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	19,140	17,771
Amortization of patent rights and deferred financing costs	10,292	311,546
Interest expense added to related party debt principal	—	14,148
Deferred taxes	163,200	—
Deferred stock option compensation	284,384	—
Changes in operating assets and liabilities:
Accounts receivable	(116,339)	(574,939)
Income taxes receivable	161,729	235,900
Inventory	(81,185)	(91,474)
Prepaid expenses and other	(78,397)	(6,754)
Accounts payable	408,905	47,562
Accrued expenses	(7,992)	(1,242)
Customer deposits	—	70,894

Net cash used by operating activities	(808,940)	(570,720)

INVESTING ACTIVITY
Purchases of property and equipment	(13,545)	(12,575)

FINANCING ACTIVITIES
Net proceeds on bank line of credit	385,000	21,000
Proceeds from related party debt	—	100,000
Payments on related party debt	(45,442)	(185,668)
Proceeds from sale of common stock and exercise of warrants	148,070	625,477
Refund of stock options issued for cash	(15,000)	—

Net cash provided by financing activities	472,628	560,809

NET DECREASE IN CASH AND CASH EQUIVALENTS	(349,857)	(22,486)

CASH AND CASH EQUIVALENTS
Beginning of period	366,750	31,037

End of period	$16,893	$8,551

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$2,377	$27,446
Income taxes	—	2,800

Noncash operating, financing and investing activities:
Warrants issued in connection with line of credit	—	574,671
Warrants exercised	—	163,110
Notes receivable issued for purchase of common stock	—	275,000
Unearned compensation forgiven and transferred to capital	1,254,575	—
Deferred tax asset related to forgiven unearned compensation	436,000	—
Valuation of stock options exercised and cancelled	937,430	—
Unamortized deferred stock option compensation on cancelled options	51,867	—
Note payable to related party issued for patent costs	370,506	—
Accrued license fees transferred to note payable to related party	89,354	—
Officer loan offset against note payable to related party	(96,904)	—
Deficiency of Southwest Capital at date of merger	27,019	—

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies —

The accompanying condensed consolidated financial statements account for the merger between Scanner Technologies Corporation (Scanner) and Southwest Capital Corporation (Southwest) as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to Scanner issuing securities to Southwest in exchange for the net monetary liabilities of Southwest, accompanied by a recapitalization (See Note 2). The combined entity of Scanner and its subsidiary and Southwest are referred to as the “Company.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10KSB.

Nature of Business

The Company invents, develops and markets vision inspection devices that are used in the semiconductor industry for the inspection of integrated circuits. The Company’s customer base is small in numbers, but global in location.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue is earned primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Patent Rights

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight- line method over six years, the deemed useful lives of the patents. Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows from the use of the asset. Measurement of an impairment loss for patent rights that management expects to use is based on the fair value of the assets as established using a discounted cash flow model.

Product Warranty

The Company provides an accrual for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

Accounting for Stock-Compensation

The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Options and warrants to non-employees are accounted for as required by SFAS No. 123.

Options and Warrants Valuation

The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected live years; expected volatility; and expected dividend rate. Since the Company’s stock is thinly traded; therefore, volatility is set at 0% as permitted by SFAS 123. The costs associated with the valuation of the warrants issued in connection with the line of credit are recorded as deferred financing costs. These costs are amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders’ equity.

Income Taxes

The Company is taxed as a domestic U.S. corporation under the Internal Revenue Code. Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.”Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. Income tax benefit is the current tax refundable for the period and the change during the period in deferred tax assets and liabilities.

Credit Risk

Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East and the United States.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding during the reporting period. Diluted net loss per share normally includes common stock equivalents (options and warrants), but were excluded since their effect was antidulitive.

Options and warrants to purchase 3,312,124 and 1,808,429 shares of common stock with a weighted average exercise price of $1.52 and $1.18 were excluded from the diluted computation for the three months ended September 30, 2003 and 2002, respectively, because they were antidulitive.

Options and warrants to purchase 2,885,511 and 2,303,095 shares of common stock with a weighted average exercise price of $1.41 and $1.27 were excluded from the diluted computation for the nine months ended September 30, 2003 and 2002, respectively, because they were antidulitive.

2.	Merger and Reorganization —

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

At the effective date of the merger each of the 7,568,196 shares of Scanner’s common stock outstanding was converted into the right to receive 1.057 shares of the surviving company’s common stock and a five-year warrant to purchase 0.2642 shares of the surviving company’s common stock. The warrants are exercisable immediately at an exercise price of $1.00 per share. The conversion ratio was based on the total amount of Scanner’s common stock outstanding at the effective date of the merger. As a result, the surviving company issued an additional 7,999,594 shares of its common stock and warrants to purchase 1,999,543 shares of common stock. Each share of common stock of Southwest issued and outstanding, 2,001,388 shares, remained issued and outstanding and unaffected by the merger. Southwest had a deficiency in assets of $27,019 at the date of the merger.

At the time of the merger, Scanner had outstanding warrants to purchase 225,000 shares of its common stock at $2.75 per share. These warrants were converted into warrants to purchase a total of 59,445 units of the surviving company’s securities at $10.80 per unit, each unit consisting of four shares of the surviving company’s common stock and a five-year warrant immediately exercisable to purchase one share of the surviving company’s common stock at $1.00 per share. At the time of the merger, the Articles of Incorporation were amended to authorize preferred stock, increase the number of shares the Company is authorized to issue and to change the common stock from $.01 par value to no par value stock.

Upon the consummation of the merger of Scanner into Southwest, the Company became the owner of the licensed know-how in exchange for a secured note payable to the licensor (officer/stockholder) for $1.00 and all expenses incurred for securing and maintaining the intellectual property patent rights, totaling $370,505. The exclusive license agreement, which was terminated, covered the operation, manufacturing, testing and selling of Scanner products. The agreement required a fee of 5% of the Company’s sales. License expense was $10,741 and $38,773 for the three and nine months ended September 30, 2002, respectively.

Pro forma information for prior periods is not presented since the effect is insignificant.

3.	Contingencies and Uncertainty —

In an agreement dated April 19, 2002, the Company’s President and Chief Executive Officer (President) forgave the payment of his accrued salary and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President would receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its President 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s President receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps

60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its President. The unearned compensation forgiven ($1,254,575) less the related deferred tax benefit ($436,000) was recorded as additional paid-in capital in stockholders’ equity.

To provide the Company’s Senior Vice President with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay to him 20% of the remaining proceeds, if any, Scanner receives out of any subsequent litigation as described above involving the licensed patents, and that remain after the aforesaid payments to the Company and its President have been made out of such proceeds.

In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The patents related to three-dimensional ball array inspection apparatus and method. Discovery was completed in the case and a so-called Markman hearing was held in November 2001. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement agreement in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2003 to pursue their appeal. The Company believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The $400,000 settlement less the $160,000 paid to the President is recorded at net in other income in the condensed financial statements.

In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At September 30, 2003 and December 31, 2002, the $402,984 is included in accounts payable in the condensed consolidated balance sheets.

4.	Financing Arrangements —

In 2003, the Company renewed its previous bank line of credit through May 1, 2004. The line was increased from $900,000 to $1,300,000 with an interest rate at prime and the Company provided the bank with a security interest in its general business assets. The new line is guaranteed by individuals who received for their financial support (a) five-year warrants to purchase 325,000 shares of the Company’s common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company’s common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, such guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from the exercise date. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one-year promissory notes issued to the Company with an aggregate principal amount of $300,000. One of the promissory notes in the amount of $25,000 was paid in August 2003. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company’s common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671 as determined by the Black-Scholes Model. These costs, which are being amortized over the term of the line of credit, are recorded as deferred financing costs and offset against stockholders’ equity in the condensed consolidated balance sheet

On April 10, 2003, the Company issued a $100,000 4.25% note payable to a related party in exchange for cash. A director and stockholder of the Company is also a director and stockholder of the entity to which the note is payable. The note is due April 8, 2004. A warrant, which expires on April 11, 2006, to purchase 25,000 shares of the Company’s common stock at $2.75 per share was issued in connection with the note. The warrant had no market value as determined by the Black-Scholes Model.

5.	Private Placement Offering —

Between January 1, 2003 and September 30, 2003, the Company sold 100,000 shares of common stock at $2.50 per share, for an aggregate amount of $250,000, under a private placement offering. Warrants to purchase an additional 25,000 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance and had no market value as determined by the Black-Scholes Model.

6.	Stock Based Compensation —

If the Company recognized stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, net loss and per share disclosures would remain the same for the periods ended in 2003. For the periods ended in 2002, net loss and per share disclosures would change to the pro forma amounts below:

	Periods Ended September 30, 2002

	Three Months	Nine Months

Net loss:
As reported	$(627,452)	$(1,572,677)
Pro forma	(629,657)	(1,588,110)
Net loss per share basic and diluted:
As reported	(.07)	(.20)
Pro forma	(.07)	(.21)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary set forth under the heading “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements also include statements in which words such as “may,” “will,” “should,” “could,”

“expect,” “anticipate,” “intend,” “plan,”“believe,” “estimate,” “predict,” “potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

GENERAL

The Company’s revenues have been adversely affected by the continuing lack of demand in the semiconductor marketplace, which has caused many potential customers to cease or defer purchases of capital equipment such as that offered by the Company. Although the Company has made efforts to manage expenses during this downturn, the Company is confronted with working capital shortages due to ongoing operating expenses and the Company’s ongoing patent litigation. To address these working capital shortages, the Company is attempting to raise additional equity capital through a private placement offering and has extended and increased its bank line of credit. These efforts are discussed in more detail below. Assuming the availability of sufficient working capital, the Company’s success will be dependent upon its ability to develop and commercialize new products, meet the demands of its customers, respond quickly to changes in its market and control expenses and cash usage.

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

o	Revenue recognition;

o	Allowances for doubtful accounts and excess and obsolete inventory;

o	Patent rights;

o	Accounting for income taxes;

o	Accounting and valuation of options and warrants.

Revenue is earned primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

The Company writes down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future demand and market conditions. Any significant unanticipated changes in demand or competitive product developments could have a significant impact on the value of the Company’s inventory, and its reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, and charges against earnings may be required.

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

The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized.

The Company accounts for employee stock options under Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides the disclosures required by Statement of Financial Accounting Standards (SFAS) No 123, “Accounting for Stock-Based Compensation.” Options and warrants to non-employees are accounted for as required by SFAS No. 123.

The Company estimates the fair value of warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected live years; expected volatility; and expected dividend rate. Since the Company’s stock is thinly traded, the Company is essentially a nonpublic entity. Therefore, volatility is set at 0% as permitted by SFAS 123. The costs associated with the valuation of the warrants issued in connection with the line of credit are recorded as deferred financing costs. These costs are being amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders’ equity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Sales for the three months ended September 30, 2003, were $707,962 compared to $537,109 for the three months ended September 30, 2002. The Company’s revenues continue to be adversely affected by the lack of demand in the semiconductor industry which has caused reduced spending by semiconductor manufacturers for capital equipment such as that offered by the Company. The sales increase in 2003 relates primarily to an improvement in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $48,100 to $194,729 in the three months ended September 30, 2003, from $146,629 in 2002. Cost of goods sold as a percentage of sales increased by 0.2% to 27.5% in 2003 compared to 27.3% in 2002. In 2003, material cost increased as a percent of sales. This increase was offset by a decrease in manufacturing costs as a percent of sales which decrease was primarily the result of the increase in sales.

Selling, general and administrative expenses decreased by $242,979 to $337,760 for the three months ended September 30, 2003, compared to $580,739 in the prior period. The decrease in expenses related primarily to decreases in professional costs, amortization of deferred stock option compensation, marketing expenses and license fees.

Research and development expenses were $124,312 in the three months ended September 30, 2003 compared to $267,298 for the three months ended September 30, 2002. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users was in its early stages in 2002. The development process is continuing in 2003.

Legal fees decreased by $77,307 to $90,246 in the three months ended September 30, 2003, from $167,553 in 2002. A significant portion of the legal fees in both periods related to the patent infringement claim brought by the Company against a competitor.

Other income (expense) was ($141,562) in the three months ended September 30, 2003, compared to ($2,342) in 2002. Interest expense was $139,591 higher in 2003 than it was in 2002, due primarily to the $132,616 amortization of the warrant valuation related to the renewal of the line of credit and additional debt outstanding.

The net loss for the three months ended September 30, 2003 was $180,647, or $.02 per share, compared to a net loss of $627,452, or $.07 per share, in 2002. The decrease in the net loss was the result of an increase in gross margin of $122,753 and decreased operating expenses of $463,272 offset by increased net nonoperating expenses of $139,220.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Sales for the nine months ended September 30, 2003, were $1,599,851 compared to $1,097,751 for the nine months ended September 30, 2002. The Company’s revenues continue to be adversely affected by the lack of demand in the semiconductor industry which has caused reduced spending by semiconductor manufactures for capital equipment such as that offered by the Company. The sales increase in 2003 relates primarily to the sale in April 2003 of the

Company’s first robotic inspection system to an end user and an improvement in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $143,286 to $466,938 in the nine months ended September 30, 2003, from $323,652 in 2002. Cost of goods sold as a percentage of sales decreased by 0.3% to 29.2% in 2003 compared to 29.5% in 2002. In 2003, manufacturing expenses decreased as a percent of sales primarily because of the increase in sales. This decrease was offset by an increase in material cost as a percent of sales.

Selling, general and administrative expenses decreased by $305,544 to $964,277 for the nine months ended September 30, 2003, compared to $1,269,821 in the prior period. Decreases in professional costs, amortization of deferred stock option compensation and license fees were partially offset by increases in salaries and related expenses and amortization of patent rights.

Research and development expenses were $379,951 in the nine months ended September 30, 2003 compared to $628,511 for the nine months ended September 30, 2002. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users was in its early stages in 2002. The development process is continuing in 2003 with the first unit being sold in April 2003.

Legal fees decreased by $207,742 to $311,573 in the nine months ended September 30, 2003, from $519,315 in 2002. A significant portion of the legal fees in both periods related to the patent infringement claim brought by the Company against a competitor.

Other income (expense) was ($68,444) in the nine months ended September 30, 2003, compared to ($1,829) in 2002. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. Interest expense was $306,458 higher in 2003 than it was in 2002. The increase relates primarily to the $265,233 amortization of the warrant valuation related to the renewal of the line of credit and additional debt outstanding.

The Company recognized no income tax benefit to offset the loss before income taxes in the nine months ended September 30, 2003, as no tax benefit is available to the Company. The $2,800 of taxes provided in the nine months ended September 30, 2003 represented minimum state taxes. A benefit of $72,700 was recognized in the nine months ended September 30, 2002.

The net loss for the nine months ended September 30, 2003 was $594,132, or $.06 per share, compared to a net loss of $1,572,677, or $.20 per share, in 2002. The decrease in the net loss was the result of an increase in gross margin of $358,814 and decreased operating expenses of $761,846 offset by increased net nonoperating expenses of $66,615 and by increased income taxes of $75,500.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003)

The Company is attempting to raise $1,500,000 of additional capital by offering shares of its common stock and warrants to purchase common stock through an offering conducted in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Offering”). As of October 31, 2003, the Company had received proceeds of $250,000 from investors in the Offering. As described above, there is no assurance that the Company will be successful in its efforts to complete the Offering. If adequate funds are not available or are not available on acceptable terms, the ability to take advantage of unanticipated opportunities, develop or enhance products and services or otherwise respond to competitive pressures would be significantly limited.

In 2003, the Company renewed its previous bank line of credit through May 1, 2004. The line was increased from $900,000 to $1,300,000 with an interest rate at prime and the Company provided the bank with a security interest in its general business assets. The new line is guaranteed by individuals who received for their financial support (a) five-year warrants to purchase 325,000 shares of the Company’s common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company’s common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, that guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from the exercise date. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one-year promissory notes issued to the Company with an aggregate principal amount of $300,000. One of the promissory notes in the amount of $25,000 was paid in August 2003. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company’s common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671 as determined by the Black-Scholes Model. These costs, which are amortized over the term of the line of credit, are recorded as deferred financing costs in the condensed consolidated balance sheet

The Company believes that this line of credit, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next year.

Net cash used by operating activities for the nine months ended September 30, 2003 totaled $570,720. Negative operating cashflows resulted primarily from the net loss of $594,132 for the period which was offset by non-cash adjustments relating primarily to depreciation and amortization of $343,465 and increased by net changes in operating assets and liabilities of $320,053.

Net cash used by investing activities for the nine months ended September 30, 2003 totaled $12,575. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2003 totaled $560,809. Positive financing cashflows related to the proceeds from the sale of common stock, new borrowings from a related party and increased borrowings under the line of credit offset by payments on existing related party debt.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

In the three months ended September 30, 2003, the Company sold 30,000 shares of its common stock at $2.50 per share to four individuals through a private placement offering. The shares were issued as follows: 20,000 in July 2003 and 10,000 in August 2003.

The individuals purchasing the above common stock were issued three-year warrants to purchase one share of common stock at $3.00 per share for each four shares purchased. Warrants to purchase 7,500 common shares at $3.00 per share were issued in the three months ended September 30, 2003.

The above common stock and warrants were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The certificates representing the securities bear a restrictive securities legend.

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
Scanner Technologies Corporation
Date: November 12, 2003	By:/s/ Elwin M. Beaty
Its Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2003

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