Form 10KSB
period 2003-12-31
SCANNER TECHNOLOGIES CORP
filed 2004-03-30
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices, Zip code)

(763) 476-8271
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]   Yes     [  ]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The issuer’s revenues for its most recent fiscal year were $2,833,338.

The aggregate market value of the voting stock held by non-affiliates of the Company at March 12, 2004, was $7,914,232, assuming that all executive officers, directors and 10% shareholders known to the registrant are affiliates.

The Registrant had 10,426,724 shares of Common Stock, no par value, outstanding as of March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Traditional Small Business Disclosure Format (Check one)  [  ]  Yes     [X]  No

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB

Introductory Statement

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (Scanner) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements also include statements in which words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General Business Development

Scanner Technologies Corporation (the “company”) was formerly known as Southwest Capital Corporation (“Southwest Capital”) and was incorporated in 1964 under the laws of New Mexico. Originally formed to provide financial services to small businesses, the Company divested itself of such operations in 1990 and did not operate any business from 1992 until July 2002 when it merged with Scanner Technologies Corporation, a privately held Minnesota corporation (“Scanner Minnesota”). Scanner Minnesota had been formed in 1990 for the purpose of inventing, developing and marketing vision inspection solutions for the semiconductor industry. The Company is the legal entity surviving such merger; it changed its name to “Scanner Technologies Corporation” at the merger and has continued to operate the business acquired from Scanner Minnesota.

The Company’s principal offices are located at 14505 21st Ave. N., #220, in Minneapolis, Minnesota. Outside of the U.S., the Company has offices in Geneva, Switzerland and in Singapore, primarily engaged in sales of Scanner products. To comply with local laws, the office in Singapore is operated by Scanner’s wholly-owned subsidiary, Scanner Technologies Corporation International, a Minnesota corporation.

Industry

Scanner invents, develops and markets vision inspection products that are used in the semiconductor industry for the inspection of integrated circuits.

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

Integrated circuits are designed to be assembled to circuit substrates or printed circuit boards which are key components of familiar products such as personal computers, cell phones, TV’s, automotive electronics, games, toys, DVD and CD players, satellites and avionics to name a few. Each and every lead or ball must be accurately placed as defined by the integrated circuit package specification to ensure a reliable interface between the lead/ball and the circuit substrate. Any misalignment, due to bent leads, imperfectly placed or damaged balls, or missing balls will result in a defective product.

The manufacture of integrated circuits is a complex sequence of discrete steps that requires precise process controls and verification through testing.

The last three steps prior to the final “Pack & Ship” – “1st Vision Inspection,” “Electrical Test” and “2nd Vision Inspection” are the focus of Scanner’s design efforts. During the final stages of the manufacturing process, “Singulation Trim & Form Ball Attach” and “Electrical Test”, the integrated circuits can be damaged requiring the “1st Vision Inspection” and “2nd Vision Inspection.”

Scanner Products

Three-dimensional (3D) Inspection Modules

Many manufacturers of integrated circuit devices use robotic inspection systems with a pick and place mechanism to automatically inspect and sort integrated circuits in the manufacturing process. Such an inspection system uses machine vision technology to inspect both leaded and ball array devices to ensure that the devices conform to the specifications, then sorts them into pass or fail categories. The inspection system can also perform other operations such as inspecting the nomenclature printed on the package of the integrated circuit and sealing the good parts into tape. The 3D inspection modules developed and manufactured by Scanner form the machine-vision element of such inspection systems.

Customers purchasing Scanner’s modules are generally included in the following two groups:

Original Equipment Manufacturers (OEM) which integrate Scanner’s modules into robotic inspection systems they produce for sale to end users; and

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

The UltraVim Module and the UltraVim Plus Module incorporate technology covered by patents owned by the Company.

The Company believes that Scanner’s inspection modules have the following competitive advantages when compared with similar products offered by Scanner’s competitors:

•	Scanner’s modules do not have to be adjusted for various users, thereby reducing the operator skill required to operate the inspection system and, therefore, lowering the associated labor rate to the end user.

•	Scanner’s modules are easy to set up and do not require extensive training, thereby reducing device changeover costs and lowering operator training and support costs to the end user.

•	Scanner’s modules make the high speed inspection of integrated circuits possible, thereby increasing the manufacturing efficiency while reducing the total number of machines required, which results in increased profits to the end user.

•	The automatic calibration of Scanner’s modules insures accurate inspections resulting in increased yields and profits to the customer and lowers the operator skill required to maintain the equipment and the associated labor rate to end user.

Three-dimensional (3D) Inspection Systems

In July 2002, Scanner introduced the first in a series of products of three-dimensional inspection systems under the product line name “VisionFlex.” Sales of these inspection systems commenced during the year ended December 31, 2003.

Markets for Scanner’s Products

According to the Semiconductor Industry Association (SIA), global semiconductor sales rose to $166.4 billion in 2003, up 18.3% from the global revenue of $140.8 billion recorded in 2002. Semiconductor sales in 2004 are estimated to increase by at least 19% up to 31%, mainly due to the demand for personal computers and cell phones and increasing demands for consumer applications such as DVD players, wireless internet and automotive applications. Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, estimates that sales of semiconductor equipment totaled $21.4 billion in 2003. SEMI expects the market for semiconductor equipment to increase by 39% in 2004 and 18% in 2005, but to decrease in 2006 by 6.6% because new capacity is anticipated to go into production at that time. These predictions regarding both semiconductor sales and sales of semiconductor equipment may prove to be incorrect, however, and Scanner can provide no assurance as to when or if the worldwide semiconductor equipment market will continue to grow.

As shown in the flow chart above, the first vision inspection in a standard assembly process is followed by the electrical test that is in turn followed by a second vision inspection. During the electrical test, the leads/balls of the integrated circuit must make physical contact with the tester that carries the risk of damaging the integrated circuit itself. This risk makes the second vision inspection necessary to ensure that the integrated circuit complies with the device specifications before shipment. A substantial portion of Scanner’s sales are derived from the integration of the UltraVim or the UltraVim Plus Module into existing test handlers, thereby eliminating the need for the stand-alone second vision inspection.

Sales and Marketing

Scanner sells its products through direct sales offices in San Jose, California, Singapore and Geneva, Switzerland and, in key geographical markets, through sales representatives throughout the world. For Japan, Scanner has a distributor agreement with Yamatake Honeywell.

Manufacturing

Scanner designs its own products and out-sources the manufacturing of parts. The Company’s research and development, engineering and designing operations, as well as the system assembly, are located at the facility in Tempe, Arizona. The vision inspection modules that are sold to our OEM customers or built into the systems we are currently manufacturing ourselves are assembled at the Company’s facility in Minneapolis, Minnesota.

Competition

The market for the inspection of integrated circuits is highly competitive. Numerous companies, several of them public companies with greater financial resources and a longer operating history, compete with Scanner for market share. Competitors are, among other companies, Camtek Ltd., Hitachi, Ltd., ICOS Vision Systems Corp. N.V., Robotic Vision Systems, Inc. and Toray Industries, Inc.

Proprietary Rights

The Company holds nine U.S. patents for Scanner’s innovative technologies and additional patents are pending in the United States and strategic countries worldwide. Prior to the merger with Southwest Capital in July 2002, all patents were owned by Elwin M. Beaty and Elaine E. Beaty. Upon completion of the merger with Southwest Capital, Scanner acquired all patents in exchange for (i) a one-time payment to Mr. and Mrs. Beaty of $1, (ii) the reimbursement of all expenses for filing fees, legal fees and other disbursements which Mr. and Mrs. Beaty have incurred since 1991 for securing and maintaining the intellectual property rights, which expenses equaled $370,504, and (iii) the payment of all unpaid and accrued license fees payable to Mr. and Mrs. Beaty as of July 31, 2002, which amounted to $89,354. As of December 31, 2003, Scanner has paid all amounts owed Mr. and Mrs. Beaty for these obligations. The patents essential for our product development and manufacturing will expire from May 2017 through January 2018.

Dependence on Few Major Customers

Approximately 66% of the Company’s revenues in 2003 were from three customers. They included Manufacturing Integration Technology Ltd (33%), Horng Terng Automotive Co., Ltd. (20%) and Yamatake & Co., Ltd. (13%).

Employees

As of December 31, 2003, Scanner employed five people at its manufacturing facility in Tempe, Arizona, six people at its facility in Minneapolis, Minnesota, and five people in its other offices in San Jose, California, Singapore and Geneva, Switzerland. Three of these employees work in manufacturing, three work in sales and marketing, two provide professional services such as training and general product assistance, four work in product development and four provide general administrative services. All of Scanner’s employees are working full-time. Scanner’s relationships with its employees are good.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases manufacturing and administrative facilities in Minneapolis, Minnesota and Tempe, Arizona and also maintains sales offices in San Jose, California, Singapore and Geneva, Switzerland. The

leases require monthly base rents plus increases for operating expenses and/or property taxes. Approximate future minimum lease payments are $123,300, $103,900, $102,000 and $20,100 in 2004 through 2007, respectively. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation, for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. Discovery was completed in the case and a so-called Markman hearing was held in November 2001. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement agreement with respect to one light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2004 to pursue their appeal. The Company believes that any unfavorable decision will not have a material adverse effect on the consolidated financial statements. In connection with the settlement, the Company paid its President $160,000 pursuant to a prior agreement (See “Executive Compensation”). The $400,000 settlement less the $160,000 paid to the President is recorded at net in other income in the consolidated financial statements.

In 2002, the Company brought suit against two law firms that previously represented the Company in the patent litigation described above. The Company demanded a full and complete accounting for the fees and expenses charged by these firms in connection with the patent litigation. The Company has paid the law firms the total amount of $558,652 in legal fees and costs. The law firms claimed that the Company owed them an additional $402,984. The trial took place in December 2003. In January 2004, the court decided that the number of hours billed by the law firms was grossly excessive and, therefore, reduced the amount still payable to the law firms by approximately $320,000. At December 31, 2003 and 2002, the entire amount requested by the law firms of $402,984 was included in accounts payable in the consolidated balance sheets. Scanner will reflect the reduction in accounts payable and record other income in its consolidated financial statements for the quarter ending March 31, 2004.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company’s continued need to retain earnings for operations and expansion is likely to limit the Company’s ability to pay future cash dividends.

Market Information

The Company’s Common Stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SCNI.OB.” The following table sets forth, for the period from January 1, 2002 through December 31, 2003, the range of high and low bid information for the Company’s Common Stock on the OTCBB. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions

	2003		2002
	High	Low	High	Low
First Quarter	$3.25	$1.75	$1.33	$.67
Second Quarter	4.25	2.05	1.27	1.01
Third Quarter	3.90	1.50	4.00	1.90
Fourth Quarter	1.65	1.05	5.00	2.00

The shares of Common Stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by NASD, which may affect the liquidity of the shares.

Holders

There were approximately 900 holders of record of the Company’s Common Stock as of December 31, 2003.

Issuance of Common Stock, Warrants and Stock Options

In the three months ended December 31, 2003, the Company issued five-year warrants to purchase 250,000 shares of common stock at $1.35 per share in exchange for professional services related to financing arrangements.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company generates revenues from the sale of machine-vision inspection devices used in the semiconductor industry for the inspection of integrated circuits. The devices include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users, as well as complete machine-vision inspection systems that the Company sells to end users. Because the Company sells relatively few of its devices each year, the Company’s business is characterized by uneven quarterly results that are dependent on the timing of sales and revenue recognition.

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. SEMI, a trade association of semiconductor equipment and material manufacturers, estimates that sales of semiconductor equipment rose from $19.7 billion in 2002 to $21.4 billion in 2003. SEMI expects the market for semiconductor equipment to increase by 39% in 2004 and 18% in 2005, but to decrease in 2006 by 6.6% because new capacity is anticipated to go into production at that time. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2003. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

In addition to general trends in the semiconductor marketplace, the Company must compete for sales with other providers of machine-vision inspection equipment, most of whom are larger, better financed and offer a broader selection of products. The Company must compete on the basis of price, product performance including speed and size of defects detected, ease of use and technological advancement. During 2003, the Company commenced sales of its VisionFlex inspection systems, which were introduced in July 2002. The Company must continue research and development to improve existing products and introduce new products in order to compete effectively with other providers of inspection equipment.

The Company’s working capital position improved in 2003 primarily due to the sale of common stock. The Company continues to operate with limited working capital resources and must increase revenues sufficient to generate cash flow from operations or seek additional financing, or both, in order to sustain operations. In order to obtain additional debt or equity financing, the Company may be obligated to issue additional shares of Common Stock or warrants or other rights to acquire Common Stock on terms that will result in dilution to existing shareholders or place restrictions on operations. The Company may also be unsuccessful in increasing revenues or obtaining additional equity capital or bank financing on any terms and in that event may be obligated to cease operations and/or attempt to negotiate with its creditors to delay payments or compromise the amounts of its indebtedness.

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

  Revenue recognition;
  Allowances for doubtful accounts and excess and obsolete inventory;
  Patent rights;
  Accounting for income taxes;
  Accounting and valuation of options and warrants.

Revenue is earned primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future demand and market conditions.

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years. Patent rights are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated discounted cash flows to be generated by those assets are less than the carrying value of the asset. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized.

The Company accounts for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides the disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation.” Options and warrants to non-employees are accounted for as required by SFAS No. 123.

The Company estimates the fair value of warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate. Since the Company’s stock is thinly traded, the Company is essentially a nonpublic entity. Therefore, volatility is set at 0% as permitted by SFAS No. 123. The costs associated with the warrants issued in connection with the line of credit are recorded as deferred financing costs. These costs are being amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders’ equity.

Liquidity and Capital Resources

During 2003, the Company sold 100,000 shares of common stock at $2.50 per share, for an aggregate amount of $250,000 under a private placement offering. Warrants to purchase an additional 25,000 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance and had no market value as determined by the Black-Scholes option pricing model.

In 2003, the Company renewed its bank line of credit through May 1, 2004. The line was increased from $900,000 to $1,300,000 with an interest rate at prime (4.00% and 4.25% at December 31, 2003 and 2002, respectively) and the Company provided the bank with a security interest in its general business assets. The Company’s outstanding indebtedness under the line of credit at December 31, 2003 was $701,000. The line is guaranteed by individuals who received for their financial support: (a) five-year warrants to purchase 325,000 shares of the Company’s common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company’s common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, such guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from date of exercise. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one year promissory notes issued to the Company with an aggregate principal amount of $300,000. One of the promissory notes in the amount of $25,000 was paid in August 2003. The remaining principal amounts are due in April and May 2004. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company’s common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671, as determined by the Black-Scholes option pricing model.

The Company believes that this line of credit, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next year.

At December 31, 2003, the Company’s obligations and commitments to make future payments under debt and lease agreements are as follows:

	Payments due by Year
	2004	2005		2006		2007		Total
Line of credit	$701,000	$		$		$		$701,000
Notes payable	113,340							113,340
Operating leases	123,300		103,900		102,000		20,100	349,300

	$937,640		$103,900		$102,900		$20,100	$1,163,640

Net cash used by operating activities totaled $426,392 and $920,433 in 2003 and 2002, respectively. Negative operating cashflows resulted primarily from net operating losses which were partially offset by non-cash adjustments of $499,959 and $499,787 in 2003 and 2002, respectively, relating primarily to depreciation and amortization, deferred taxes and deferred stock option compensation and by net decreases (increases) in operating assets and liabilities of ($461,784) and $599,929 in 2003 and 2002, respectively.

Net cash used by investing activities totaled $14,616 and $15,280 in 2003 and 2002, respectively. The funds were used to purchase property and equipment.

Net cash provided by financing activities totaled $580,053 and $600,000 in 2003 and 2002, respectively. Positive financing cashflows related primarily to the proceeds from the sale of common stock and exercise of warrants and stock options, $625,477 and $133,070 in 2003 and 2002, respectively and new borrowings and increased borrowings under the line of credit offset by (payments) on related party debt, ($45,424) and $466,930 in 2003 and 2002, respectively.

The Company issued $100,000 of notes payable in the year ended December 31, 2003.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales for the year ended December 31, 2003, were $2,833,338 compared to $1,241,215 for the year ended December 31, 2002. The Company’s revenues continue to be adversely affected by the lack of demand in the semiconductor industry which has caused reduced spending by semiconductor manufactures for capital equipment such as that offered by the Company. The sales increase in 2003 relates primarily to the initial sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $466,272 to $827,685 in the year ended December 31, 2003, from $361,413 in 2002. Cost of goods sold as a percentage of sales increased by 0.1% to 29.2% in 2003 compared to 29.1% in 2002. In 2003, manufacturing expenses decreased as a percent of sales primarily because of the increase in sales. This decrease was offset by an increase in material cost as a percent of sales.

Selling, general and administrative expenses decreased by $269,150 to $1,333,832 for the year ended December 31, 2003, compared to $1,602,982 in the prior year. Decreases in professional costs, amortization of deferred stock option compensation and license fees were partially offset by increases in salaries and related expenses and amortization of patent rights.

Research and development expenses were $530,362 in the year ended December 31, 2003 compared to $798,650 for the year ended December 31, 2002. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users which activities were in their early stages in 2002. The development process continued in 2003 with the first unit being sold in April 2003.

Legal fees decreased by $157,096 to $390,515 in the year ended December 31, 2003, from $547,611 in 2002. A significant portion of the legal fees in both periods related to the patent infringement claim brought by the Company against a competitor.

Other income (expense) was ($212,711) in the year ended December 31, 2003, compared to ($22,608) in 2002. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. The net amount of $240,000 is included in other income in 2003. Interest expense was $429,948 higher in 2003 than it was in 2002. The increase relates primarily to the $397,849 amortization of the warrant valuation related to the renewal of the line of credit and to additional debt outstanding.

The Company recognized no income tax benefit to offset the loss before income taxes in the year ended December 31, 2003, as no tax benefit is available to the Company. The $2,800 of taxes provided in the year ended December 31, 2003 represented minimum state taxes. A benefit of $71,900 was recognized in the year ended December 31, 2002.

The net loss for the year ended December 31, 2003 was $464,567, or $.05 per share, compared to a net loss of $2,020,149, or $.24 per share, in 2002. The decrease in the net loss was the result of an increase in gross margin of $1,125,851 and decreased operating expenses of $694,534, offset by increased net nonoperating expenses of $190,103 and by increased income taxes of $74,700.

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

Research and development expenses were $798,650 in the year ended December 31, 2002 compared to $631,514 for the year ended December 31, 2001. The research and development activities related to the early stages of the Company’s development of its own line of robotic inspection systems for sale to end users.

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

The net loss for the year ended December 31, 2002 was $2,020,149, or $.24 per share, compared to a net loss of $1,303,224, or $.19 per share, in 2001. The increase in the net loss was the result of a decrease in gross profit of $435,092, increased net nonoperating expenses of $32,411, a decrease in income tax benefit of $323,846 offset by a decrease in operating expenses of $74,424.

ITEM 7.   FINANCIAL STATEMENTS

The Company’s financial statements, and the report of Lurie Besikof Lapidus & Company, LLP, independent auditors, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB on the pages set forth.

INDEX

Page
INDEPENDENT AUDITORS’ REPORT	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2
Consolidated statements of operations	F-3
Consolidated statements of stockholders’ equity	F-4
Consolidated statements of cash flows	F-5
Notes to consolidated financial statements	F-6–F-16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The Company’s directors are elected at the annual meeting of stockholders and hold office for an indefinite term that expires at the next regular meeting of shareholders or until their successors are elected and qualified. The Company’s officers are appointed by the Board of Directors and approved and ratified by the Board.

The names, ages, and respective positions of the officers and directors of the Company are set forth below, as well as additional information relating to each officer and director.

Name	Age	Position
Elwin M. Beaty	62	President, Chief Executive Officer, Chief Financial Officer and Director
David P. Mork	36	Senior Vice President and Director

Elwin M. Beaty has served as the President, Chief Executive Officer and Chief Financial Officer and a Director of the Company since the merger of the Company and Scanner Technologies Corporation, a privately-held Minnesota corporation (“Scanner Minnesota”), on July 31, 2002 (the “Merger”). Prior to the Merger, Mr. Beaty served in the same capacities with Scanner Minnesota since its incorporation in November 1990.

David P. Mork has served as the Senior Vice President of the Company since the Merger. Mr. Mork served as Senior Vice President of Scanner Minnesota from 1997 until the Merger. He has also served as a Director of the Company since the Merger.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during 2003, all officers, directors, and greater than 10% shareholders complied with the applicable filing requirements.

Audit Committee Expert

The Board of Directors serves as the Audit Committee, and there are no independent directors on the Board. The Board has designated Elwin M. Beaty, President, Chief Executive Officer and Chief Financial Officer of the Company, as its financial expert as defined by Item 401(e) of Regulation S-B under the Securities Act of 1933.

Procedures for Recommendation of Director Nominees

The Company does not have a formal procedure in place by which a shareholder may recommend a nominee to the Company’s Board of Directors.

Code of Ethics and Business Conduct

The Company is working with its legal counsel to prepare and adopt a Code of Ethics and Business Conduct.

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

In an agreement dated April 19, 2002, Mr. Beaty forgave the Company’s obligation to pay him accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that Mr. Beaty shall receive a certain amount of the proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner has licensed. Under the agreement, the Company shall keep sixty percent (60%) of any proceeds of the currently ongoing litigation and shall pay to Mr. Beaty forty percent (40%) of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and Mr. Beaty has received the total amount of $1,254,575. If one party has received all the amounts owing to such party before the other party’s claim under this provision has been satisfied, the other party shall receive one hundred percent (100%) of the proceeds until its claim is satisfied. If any proceeds remain after such payment, Mr. Beaty shall receive fifty percent (50%) of such remainder. He also has a right to receive part of the proceeds, if any, that the Company may receive out of any subsequent litigation involving the licensed patents. The Company shall keep sixty percent (60%) of any proceeds from subsequent litigation until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and Mr. Beaty shall receive forty percent (40%) of any proceeds from subsequent litigation until he has received a total amount of $1,254,575 out of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds out of the subsequent litigation remain after such distribution, the Company shall pay twenty five percent (25%) of such remaining proceeds to Mr. Beaty. The unearned compensation forgiven ($1,254,575) less the related deferred tax benefit ($436,000) was recorded as additional paid-in capital in stockholders’ equity.

In 2003, the Company received a one-time payment of $400,000 from a Belgian corporation pursuant to a settlement agreement related to all patent infringement issues with regard to one light source inspection systems. In connection with the settlement, the Company paid $160,000 to Mr. Beaty pursuant to the agreement noted above.

To provide David P. Mork, the Company’s Senior Vice President, with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, Mr. Mork was also a party to the agreement described above regarding the distribution of litigation proceeds. Pursuant to the agreement, the Company has agreed to pay to Mr. Mork twenty percent (20%) of the remaining proceeds, if any, that the Company may receive out of the currently ongoing litigation, and twenty-five percent (25%) of the remaining proceeds, if any, that the Company may receive out of any future litigation involving the licensed patent, and that remain after the aforesaid payments to the Company and to Mr. Beaty have been made out of such proceeds.

Summary Compensation Table

The following Summary Compensation Table sets forth certain compensation information for services rendered in all capacities to us by our chief executive officer and by the only other executive officer whose total salary and bonus exceeded $100,000 during 2003.

	Fiscal Year	Annual Compensation			Long Term Compensation
		Salary ($)	Bonus ($)	Other ($)	Options	All Other Compensation ($)

Elwin M. Beaty	2003	180,000	0	0	—	163,772	(2)
President, Chief	2002	180,000	0	0	—	18,858
Executive Officer and	2001	180,000	0	0	—	0
Chief Financial Officer(1)
David P. Mork	2003	120,000	1,500	0	—	0
Senior Vice President(1)	2002	114,750	100,000	0	—	0
	2001	114,500	0	0	—	0

_________________
(1)    Amounts paid prior to July 31, 2002 were paid by Scanner Technologies Corporation, the Minnesota corporation.

(2)    Includes $160,000 from proceeds of a patent litigation settlement paid to Mr. Beaty and $3,772 for rent expense for Mr. Beaty’s temporary residence in Arizona.

Option Grants During 2003 Fiscal Year

The Company did not grant any stock options during year ended December 31, 2003 to the named executive officers in the Summary Compensation Table. The Company has not granted any stock appreciation rights. The Company does not have a stock option plan.

Option Exercises During 2003 Fiscal Year and Fiscal Year-End Option Values

No options were exercised during fiscal 2003 or held as of December 31, 2003 by the named executive officers in the Summary Compensation Table. The Company has no outstanding stock appreciation rights.

Compensation to Directors

The Company’s directors do not receive any compensation from the Company for their services as a director.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company had no outstanding equity compensation plans as of December 31, 2003.

The following table sets forth, as of March 12, 2004, certain information with respect to beneficial ownership of our Common Stock by (i) each of our executive officers named in the summary compensation table above, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, and (iv) all of the directors and executive officers as a group.

Name and Address(1)	Shares Owned Beneficially & of Record(2)		Percentage Stock Outstanding(2)

Elwin M. Beaty	6,708,732	(3)	57.0%
David P. Mork	501,660	(4)	4.8%
Elaine E. Beaty	6,708,732	(5)	57.0%
All Executive Officers and Directors as a	7,210,392		60.9%
group (2 persons)

(1)     The address for each individual is 14505 21st Avenue North, Suite 220, Minneapolis, MN 55447.

(2)     For purposes of computing “beneficial ownership” and the percentage of outstanding Common Stock held by each person or group of persons named above as of March 12, 2004, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)     Includes (a) warrants to purchase 670,782 shares of Common Stock at $1.00 per share exercisable immediately, (b) 2,683,584 shares of Scanner Common Stock owned by Elaine E. Beaty, Mr. Beaty’s spouse, and (c) warrants to purchase 670,782 shares of Scanner Common Stock exercisable immediately owned by Elaine E. Beaty, Mr. Beaty’s spouse. Mr. Beaty disclaims the beneficial ownership of the securities owned by his wife.

(4)     Includes warrants to purchase 70,310 shares of Common Stock at $1.00 per share exercisable immediately.

(5)     Includes (a) warrants to purchase 670,782 shares of Common Stock at $1.00 per share exercisable immediately, (b) 2,683,584 shares of Scanner Common Stock owned by Elwin M Beaty, Mrs. Beaty’s spouse, and (c) warrants to purchase 670,782 shares of Scanner Common Stock exercisable immediately owned by Elwin M. Beaty, Mrs. Beaty’s spouse. Mrs. Beaty disclaims the beneficial ownership of the securities owned by her husband.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Executive Compensation” for a description of transactions between the Company and the Company’s officers.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

See Exhibit Index following the financial pages of this report.

Reports on Form 8-K:

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2003 were estimated as $31,600 that we paid to our current accountant, Lurie Besikof Lapidus & Company, LLP.

The aggregate fees billed for the year ended December 31, 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements were estimated as $12,700 that we paid to our prior accountant, Lethert, Skwira, Schultz & Co. LLP.

Audit Related Fees

None.

Tax Fees

The aggregate fees billed for the year ended December 31, 2003 for professional services rendered by the principal accountant for the tax return preparation and tax advice relating to IRS examinations were estimated as $11,950 and $2,475, respectively, that we paid to our current accountant, Lurie Besikof Lapidus & Company, LLP.

The aggregate fees billed for the year ended December 31, 2002 for professional services rendered by the principal accountant for the tax return preparation and tax advice relating to IRS examinations were estimated as $5,000 and $2,500, respectively, that we paid to our prior accountant, Lethert, Skwira, Schultz & Co. LLP.

All Other Fees

The aggregate fees billed for the year ended December 31, 2003 for professional services rendered by the principal accountant for the SEC filings and accounting consultations were estimated as $2,200 and $855, respectively, that we paid to our current accountant, Lurie Besikof Lapidus & Company, LLP.

The aggregate fees billed for the year ended December 31, 2002 for professional services rendered by the principal accountants for other services were estimated as follows: (a) we paid our prior accountant, Lethert, Skwira, Schultz & Co. LLP, $45,000 for services related to SEC filings and additional accounting services related to the merger of the Company with Scanner Minnesota and $12,595 for accounting consultations and monthly financial assistance; and (b) we paid our current accountant, Lurie Besikof Lapidus & Company, LLP, $60,000 related to SEC filings and additional accounting services related to the merger of the Company with Southwest Capital Corporation, $5,000 related to the review of financial statements included in the filing on Form 10-QSB and $8,200 related to general accounting, tax and financial reporting consultations.

Audit Committee Policy and Procedures

The Company does not have an audit committee.

Work Performed by Persons Other Than Principal Accountant

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANNER TECHNOLOGIES CORPORATION
DATE: March 29, 2004	By:	/s/ Elwin M Beaty

Elwin M. Beaty Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SCANNER TECHNOLOGIES CORPORATION
DATE: March 29, 2004	By:	/s/ Elwin M Beaty

Elwin M. Beaty Chief Executive Officer, Chief Financial Officer and Director (Principal executive officer and principal financial and accounting officer)
DATE: March 29, 2004	By:	/s/ David P. Mork

David P. Mork Senior Vice President and Director

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB FOR YEAR ENDED DECEMBER 31, 2003

Exhibit
Number    Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

10.1	Employment agreement dated January 1, 1991 between the Registrant and Elwin M. Beaty--incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002**

10.2	License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E. Beaty--incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.3	Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary--incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.4	Lease Agreement dated December 7, 2000 between Registrant and Carleton Investors, L.L.C. relating to Registrant's Arizona premises--incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.5*	Amendment to Lease dated December 15, 2003 and Second Amendment to Lease dated January 21, 2004 between Registrant and Carleton Investors, L.L.C. relating to Registrant's Arizona premises

10.6*	Amendment to Lease Agreement dated November 21, 2003 between Registrant and Parkers Lake II Realty Corp. relating to Registrant's Minnesota premises

11*	Statement Regarding Computation of Earnings Per Share

21	Subsidiary of the Registrant--incorporated by reference to Exhibit 21 to the Registrant's Quarterly Report Form 10-QSB filed on November 14, 2002

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith. **Management agreement or compensatory plan or arrangement.

 INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Scanner Technologies Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Scanner Technologies Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/   Lurie Besikof Lapidus & Company LLP
Lurie Besikof Lapidus & Company LLP

Minneapolis, Minnesota
February 13, 2004

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$170,082	$31,037
Accounts receivable, less allowance of $40,000	984,338	168,008
Income taxes receivable	—	235,900
Inventory, less allowances of $20,000 and $32,000	911,382	827,857
Prepaid expenses	37,418	25,152

TOTAL CURRENT ASSETS	2,103,220	1,287,954
PROPERTY AND EQUIPMENT, net	41,294	52,159
PATENT RIGHTS, net	283,025	344,776
OTHER	17,873	16,939

	$2,445,412	$1,701,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$701,000	$570,000
Notes payable	113,340	274,886
Accounts payable	804,128	647,521
Accrued expenses	157,709	119,885
Customer deposits	20,940	—

TOTAL CURRENT LIABILITIES	1,797,117	1,612,292

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
10,426,459 and 10,000,982 shares issued and outstanding	4,128,528	3,064,941
Warrants	411,561	—
Deferred financing costs, net	(176,822)	—
Notes receivable for common stock	(275,000)	—
Accumulated deficit	(3,439,972)	(2,975,405)

	648,295	89,536

	$2,445,412	$1,701,828

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002
REVENUES	$2,833,338	$1,241,215
COST OF GOODS SOLD	827,685	361,413

GROSS PROFIT	2,005,653	879,802

OPERATING EXPENSES
Selling, general and administrative	1,333,832	1,602,982
Research and development	530,362	798,650
Legal fees	390,515	547,611

	2,254,709	2,949,243

LOSS FROM OPERATIONS	(249,056)	(2,069,441)
OTHER INCOME (EXPENSE)
Other income, net	240,399	554
Interest expense	(453,110)	(23,162)

LOSS BEFORE INCOME TAXES (BENEFIT)	(461,767)	(2,092,049)
INCOME TAXES (BENEFIT)	2,800	(71,900)

NET LOSS	$(464,567)	$(2,020,149)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING –
BASIC AND DILUTED	10,272,669	8,286,107

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Warrants	Deferred Financing Costs	Notes Receivable	Stock Options	Deferred Stock Option Compensation	Accumulated Deficit	Total
	Shares	Amount

BALANCE AT DECEMBER 31, 2001	7,061,196	$70,612	$1,262,023	$—	$—	$—	$952,430	$(429,134)	$(955,256)	$900,675
Net loss	—	—	—	—	—	—	—	—	(2,020,149)	(2,020,149)
Unearned compensation forgiven, net of tax	—	—	818,575	—	—	—	—	—	—	818,575
Stock options:
Repurchased for cash	—	—	—	—	—	—	(15,000)	—	—	(15,000)
Cancelled	—	—	—	—	—	—	(144,750)	144,750	—	—
Exercised	507,000	5,070	935,680	—	—	—	(792,680)	—	—	148,070
Amortization of deferred compensation	—	—	—	—	—	—	—	284,384	—	284,384
Common stock issued for merger with
Southwest Capital Corporation	2,001,388	(27,019)	—	—	—	—	—	—	—	(27,019)
Additional shares issued for recapitalization	431,398	—	—	—	—	—	—	—	—	—
Change from par value to no par value	—	3,016,278	(3,016,278)	—	—	—	—	—	—	—

BALANCE AT DECEMBER 31, 2002	10,000,982	3,064,941	—	—	—	—	—	—	(2,975,405)	89,536
Net loss	—	—	—	—	—	—	—	—	(464,567)	(464,567)
Common stock issued for cash	100,000	250,000	—	—	—	—	—	—	—	250,000
Warrants:
Issued	—	—	—	574,671	(574,671)	—	—	—	—	—
Exercised	325,477	813,587	—	(163,110)	—	(275,000)	—	—	—	375,477
Amortization of deferred financing costs	—	—	—	—	397,849	—	—	—	—	397,849

BALANCE AT DECEMBER 31, 2003	10,426,459	$4,128,528	$—	$411,561	$(176,822)	$(275,000)	$—	$—	$(3,439,972)	$648,295

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(464,567)	$(2,020,149)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,481	26,473
Amortization of deferred financing costs	397,849	—
Amortization of patent rights	61,751	25,730
Interest expense added to debt principal	14,878	—
Deferred income taxes	—	163,200
Deferred stock option compensation	—	284,384
Changes in operating assets and liabilities:
Accounts receivable	(816,330)	315,988
Income taxes receivable	235,900	161,729
Inventory	(83,525)	(95,051)
Prepaid expenses and other	(13,200)	(41,269)
Accounts payable	156,607	284,524
Accrued expenses	37,824	(25,992)
Customer deposits	20,940	—

Net cash used by operating activities	(426,392)	(920,433)

INVESTING ACTIVITY
Purchases of property and equipment	(14,616)	(15,280)

FINANCING ACTIVITIES
Net proceeds on bank line of credit	131,000	570,000
Proceeds from notes payable	100,000	—
Payments on notes payable	(276,424)	(103,070)
Proceeds from sale of common stock and exercise of warrants and
stock options	625,477	148,070
Refund of stock options issued for cash	—	(15,000)

Net cash provided by financing activities	580,053	600,000

NET INCREASE (DECREASE) IN CASH	139,045	(335,713)
CASH
Beginning of year	31,037	366,750

End of year	$170,082	$31,037

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$52,190	$23,162
Income taxes	2,800	—
Noncash operating, financing and investing activities:
Warrants issued in connection with line of credit	574,671	—
Warrants exercised	163,110	—
Notes receivable issued for purchase of common stock	275,000	—
Unearned compensation forgiven and transferred to capital	—	1,254,575
Deferred tax asset related to forgiven unearned compensation	—	436,000
Valuation of stock options exercised and cancelled	—	937,430
Stock options cancelled	—	144,750
Note payable issued in exchange for patent rights	—	370,506
Accrued license fees transferred to note payable	—	89,354
Officer loan offset against note payable	—	(96,904)
Deficiency of Southwest Capital at date of merger	—	27,019

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies —

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

Nature of Business

The Company invents, develops and markets vision inspection devices that are used in the semiconductor industry for the inspection of integrated circuits. The Company’s customer base is small in numbers and global in location.

Principles of Consolidation

The consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue is earned primarily through sales of test equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments consisting of cash, receivables, bank line of credit, notes payable, accounts payable, accrued expenses and customer deposits approximate their fair values.

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

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies — (continued)

Inventory

Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized straight-line over the lease term.

Patent Rights

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years, the deemed useful lives of the patents. Accumulated amortization at December 31, 2003 and 2002 was $87,481 and $25,730, respectively, and annual amortization is $61,751.

Long-Lived Assets

In January 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial statements. All long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated discounted cash flows to be generated by those assets are less than the carrying value of the asset. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

Product Warranty

The Company provides an accrual for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method of reported results. The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial statements.

The Company had a stock-based employee compensation plan consisting of stock options. However, it has not adopted a method under SFAS No. 123 to expense stock options and continues to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period. Options and warrants to non-employees are accounted for as required by SFAS No. 123.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies — (continued)

If the Company recognized stock option compensation expense based on fair value at the date of grant, consistent with the methods prescribed by SFAS No. 123, net loss and per share disclosures would remain the same for the year ended December 31, 2003. For the year ended December 31, 2002, net loss and per share disclosures would change to the pro forma amounts below:

Net loss:
As reported	$(2,020,149)
Stock option amortization cost	(15,433)

Pro forma	$(2,035,582)

Net loss per share – basic and diluted:
As reported	$(.24)
Stock option amortization cost	(.01)

Pro forma	$(.25)

Income Taxes

The Company is taxed as a domestic U.S. corporation under the Internal Revenue Code. Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. Income tax benefit is the current tax refundable for the year and the change during the year in deferred tax assets and liabilities.

Credit Risk

Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East and the United States.

Reclassifications

Certain reclassifications were made to the 2002 financial statements to make them comparable with 2003. The reclassifications did not affect previously reported stockholders’ equity, net loss, or net cash flows.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share normally includes common stock equivalents (options and warrants), but they were excluded since their effect was antidulitive.

Options and warrants to purchase 3,015,289 and 1,385,716 shares of common stock with a weighted average exercise price of $1.44 and $1.12 were excluded from the diluted computation for the years ended December 31, 2003 and 2002, respectively, because they were antidulitive.

Recently Issued Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies — (continued)

On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

On July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations of the issuer.

On December 1, 2002, the Company adopted FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that, at the time of issuance of a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes. The liability recognition provisions do not apply to product warranties or to guarantees accounted for as derivatives.

The adoption of the preceding Statements and Interpretation did not impact the Company’s consolidated financial statements for the years presented.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Previously, the criteria was based on control through voting interest.

Through December 2003, the FASB revised certain elements of FIN No. 46 and also modified its effective date. For registrants who file under Regulation S-B, FIN No. 46 is applied in periods ending after December 31, 2003. Since the Company does not have any variable interest entities, this Interpretation is not expected to have any impact on its consolidated financial statements.

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

At the effective date of the merger, each of the 7,568,196 shares of Scanner’s common stock outstanding was converted into the right to receive 1.057 shares of the surviving company’s common stock and a five-year warrant to purchase 0.2642 shares of the surviving company’s common stock. The warrants are exercisable immediately at an exercise price of $1.00 per share. The conversion ratio was based on the total amount of Scanner’s common stock outstanding at the effective date of the merger. As a result, the surviving company issued an additional 7,999,594 shares of its common stock and warrants to purchase 1,999,543 shares of common stock. Each share of common stock of Southwest issued and outstanding, 2,001,388 shares, remained issued and outstanding and unaffected by the merger. Southwest had a deficiency in assets of $27,019 at the date of the merger.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Merger and Reorganization — (continued)

At the time of the merger, Scanner had outstanding warrants to purchase 225,000 shares of its common stock at $2.75 per share. These warrants were converted into warrants to purchase a total of 297,225 shares of common stock which consisted of a total of 59,445 units of the surviving company’s securities at $10.80 per unit, each unit consisting of four shares of the surviving company’s common stock and a five-year warrant immediately exercisable to purchase one share of the surviving company’s common stock at $1.00 per share.

At the time of the merger, the Articles of Incorporation were amended to authorize preferred stock, increase the number of shares the Company is authorized to issue and to change the common stock from $.01 par value to no par value stock.

Upon the consummation of the merger of Scanner into Southwest, the Company became the owner of the licensed know-how in exchange for a secured note payable to the licensor (officer/stockholder) for $1.00 and all expenses incurred for securing and maintaining the intellectual property patent rights, totaling $370,505. The exclusive license agreement, which was terminated, covered the operation, manufacturing, testing and selling of Scanner products. The agreement required a fee of 5% of the Company’s sales. License expense was $38,773 for the year ended December 31, 2002.

The following unaudited pro forma consolidated financial information for the year ended December 31, 2002, provided for informational purposes only, assumes the merger of Scanner and Southwest occurred on January 1, 2002. It is based on historical information and does not necessarily reflect the actual results that would have occurred.

Revenues	$1,241,215
Net loss	(1,754,770)
Net loss per common share - basic and diluted	(.18)

3.	Inventory —

Inventory consists of the following:

	December 31,
	2003	2002
Finished goods	$134,598	$119,207
Subassemblies	189,186	213,579
Raw materials, less allowances of $20,000 and $32,000	587,598	495,071

	$911,382	$827,857

4.	Property and Equipment —

Property and equipment consist of the following:

	December 31,		Estimated Useful Lives – Years
	2003	2002

Furniture and fixtures	$118,902	$114,298	5 to 7
Machinery and equipment	70,595	61,361	3 to 7
Leasehold improvements	20,866	20,088	1 to 3

	210,363	195,747
Less accumulated depreciation	169,069	143,588

	$41,294	$52,159

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Bank Line of Credit —

In 2003, the Company renewed its bank line of credit through May 1, 2004. The line was increased from $900,000 to $1,300,000 with an interest rate at prime (4.00% and 4.25% at December 31, 2003 and 2002, respectively), and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by individuals who received for their financial support: (a) five-year warrants to purchase 325,000 shares of the Company’s common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company’s common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, such guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from date of exercise. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one year promissory notes issued to the Company with an aggregate principal amount of $300,000. One of the promissory notes in the amount of $25,000 was paid in August 2003. The remaining principal amounts are due in April and May 2004. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company’s common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671 as determined by the Black-Scholes option pricing model.

The former bank line of credit was guaranteed by stockholders who received, in 2002, for their financial support, warrants to purchase a total of 225,000 shares of the Company’s common stock at $2.75 per share. In the subsequent merger (See Note 2), the warrants were converted into warrants to purchase a total of 59,445 units of the Company’s securities at $10.80 per unit, each unit consisting of four shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $1.00 per share.

6.	Notes Payable —

Notes payable consist of the following:

	December 31,
	2003	2002
President, 8.00%, due August 2, 2003	$—	$261,546
Others, unsecured:
Note payable, 4.25%, due April 8, 2004	100,000	—
Note payable, non-interest bearing, demand	13,340	13,340

	$113,340	$274,886

In connection with the $100,000 note payable issued in 2003, the Company also issued three-year warrants to purchase 25,000 shares of common stock at $2.75 per share. The warrants had no market value as determined by the Black-Scholes option pricing model.

The note payable to the President was collateralized by all assets of the Company. Interest on this note was $14,878 and $10,417 for 2003 and 2002, respectively.

7.	Stockholders’ Equity —

Private Placement Offering

During 2003, the Company sold 100,000 shares of common stock at $2.50 per share, for an aggregate amount of $250,000, under a private placement offering. Warrants to purchase an additional 25,000 shares of common stock at $3.00 per share were issued in connection with these sales. The warrants expire three years after issuance and had no market value as determined by the Black-Scholes option pricing model.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stockholders’ Equity — (continued)

Stock Options

The Company granted stock options under the Company’s 1991 Stock Options and Stock Award Plan (Plan Options) and sold stock purchase options to outside investors (Financing Options). The 1991 Stock Options and Stock Award Plan was terminated in 2002.

Prior to 2002, the Company sold for cash 24,750 Financing Options at $.61 per share, which was refunded in 2002.

Stock option activity for the year ended December 31, 2002 was as follows:

	Options	Weighted-Average Exercise Price

Beginning of year	606,750	$.62
Cancelled	(99,750)	2.29
Exercised	(507,000)	.29

End of year	—	—

Stock Warrants

The Company issued warrants related to line of credit financing, services, issuances of common stock and its merger and reorganization.

In 2003, the Company issued five-year warrants to purchase 250,000 shares of common stock at $1.35 per share in exchange for professional services related to financing arrangements. The warrants had no market value as determined by the Black-Scholes option pricing model.

Warrant activity was as follows:

	Warrants		Weighted-Average Exercise Price
	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
Beginning of year	2,296,768	—	$1.18	$—
Issued	1,600,000	225,000	2.08	2.75
Merger and reorganization	—	2,071,768	—	1.01
Exercised	(325,477)	—	2.00	—

End of year	3,571,291	2,296,768	1.51	1.18

The weighted-average grant-date fair value for warrants issued is as follows:

	2003		2002
	Warrants	Fair Value	Warrants	Fair Value

Warrant price less than stock price	975,000	$.55	—	$—
Warrant price greater than stock price	625,000.07		225,000.00

	1,600,000.36		225,000.00

All warrants outstanding at December 31, 2003 were exercisable and had a weighted-average remaining life of 3.3 years.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Stockholders’ Equity — (continued)

The fair value of warrants is estimated at grant-date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002
Risk-free interest rate	2.12%	3.06%
Expected life-years	2.85	5.00
Expected volatility	0.00%	0.00%
Expected dividend rate	0.00%	0.00%

Since the Company’s stock is thinly traded, volatility is set at 0% as permitted by SFAS 123.

8.	Income Taxes —

Income taxes (benefit) consist of the following:

	Year Ended December 31,
	2003	2002
Current	$2,800	$(235,100)
Deferred	—	163,200

	$2,800	$(71,900)

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

	Year Ended December 31,
	2003	2002
Benefit at statutory tax rate	(34.0)%	(34.0)%
Benefit of net operating loss	—	18.6
Nondeductible interest expense	29.3	—
Change in valuation allowance	—	11.6
Other	5.3	.4

	0.6%	(3.4)%

Significant components of net deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Operating loss carryovers	$375,000	$378,900
Tax credit carryovers	42,200	42,200
Other temporary differences	78,600	58,100
Valuation allowance	(495,800)	(479,200)

Net deferred tax	$—	$—

The valuation allowance was provided as it is probable the deferred tax asset will not be realized. The valuation allowance increased by $16,600 and $479,200 in 2003 and 2002, respectively, primarily because of the Company’s inability to utilize net operating losses.

The Company has operating loss carryforwards of approximately $1,103,000 for U.S. federal income tax purposes which expire through 2022.

State tax effects are immaterial and not separately disclosed.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefit Plan —

The Company maintains a 401(k) plan for its employees. The employees are allowed to contribute to the Plan as provided under the law. Any matching contributions by the Company are at the discretion of the Board of Directors. No matching contributions have been made for the years ended December 31, 2003 and 2002.

10.	Commitments —

Operating Leases

Facilities are leased under operating leases expiring through 2007. The leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Total rent expense for all leases was approximately $155,300 and $154,800 for 2003 and 2002, respectively.

Approximate future minimum lease payments are as follows:

Year	Amount
2004	$123,300
2005	103,900
2006	102,000
2007	20,100

$349,300

Employment Agreement

The Company has an employment agreement with its President and Chief Executive Officer at an annual pay of $180,000. The agreement contains a provision that requires the Company to pay an amount equal to the annual salary if he is terminated without cause.

11.	Major Customers and Geographic Information –

The following table shows by major customer by country the percentage of revenues for the respective years and the percentage of receivables at December 31 of the respective years:

Major Customers

		2003		2002
Customer	(Location)	Revenues	Receivables	Revenues	Receivables
A	(Singapore)	33%	54%	6%	6%
B	(Taiwan)	20	16	18	40
C	(Japan)	13	—	10	—
D	(US)	—	—	33	4
E	(Taiwan)	7	10	—	—
F	(US)	6	—	5	30
G	(Hong Kong)	—	2	—	10

Geographic Information

	2003	2002
Revenues
Singapore	$1,130,300	$98,200
Taiwan	704,300	239,800
Japan	368,100	120,700
Others outside the United States	150,638	126,615
United States	480,000	655,900

	$2,833,338	$1,214,215

Property and Equipment, net
United States	$40,222	$52,038
Outside the United States	1,072	121

	$41,294	$52,159

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Contingencies and Uncertainty —

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

In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The patents related to three-dimensional ball array inspection apparatus and method. Discovery was completed in the case and a so-called Markman hearing was held in November 2001. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2004 to pursue their appeal. The Company believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The $400,000 settlement less the $160,000 paid to the President is recorded at net in other income in the consolidated financial statements.

In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At December 31, 2003 and 2002, the $402,984 is included in accounts payable in the consolidated balance sheets.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Contingencies and Uncertainty — (continued)

A trial was conducted in December 2003 relating to the above legal fees dispute. In January 2004, the court held that, “the number of hours billed by the Defendants (law firms) was grossly excessive.” In its ruling, the court reduced the outstanding balance due the law firms by approximately $320,000. It is the opinion of the Company’s legal counsel that this decision will not be appealed by the law firms. Consequently, Scanner will reflect the reduction in accounts payable and record other income in its consolidated financial statements for the quarter ending March 31, 2004.