Form 10QSB
period 2004-03-31
SCANNER TECHNOLOGIES CORP
filed 2004-05-17
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

    (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico (State or other jurisdiction of incorporation or organization)	85-0169650 (IRS Employer Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices)

(763) 476-8271
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The Issuer had 10,429,433 shares of Common Stock, no par value, outstanding as of April 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,

	2003	2004

REVENUES	$123,908	$1,249,784

COST OF GOODS SOLD	62,207	352,600

GROSS PROFIT	61,701	897,184

OPERATING EXPENSES
Selling, general and administrative	322,168	564,172
Research and development	137,206	93,290
Legal fees	33,332	68,503

	492,706	725,965

INCOME (LOSS) FROM OPERATIONS	(431,005)	171,219

OTHER INCOME (EXPENSE)
Other income	2	322,432
Interest expense	(13,567)	(151,579)

INCOME (LOSS) BEFORE INCOME TAXES	(444,570)	342,072

INCOME TAXES	2,540	1,800

NET INCOME (LOSS)	$(447,110)	$340,272

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$(0.04)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	10,022,973	10,426,724

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	10,022,973	10,976,340

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004

	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$170,082	$217,463
Accounts receivable, less allowance of $40,000	984,338	963,648
Inventory, less allowance of $20,000 and $34,700	911,382	1,086,701
Prepaid expenses	37,418	51,418

TOTAL CURRENT ASSETS	2,103,220	2,319,230

PROPERTY AND EQUIPMENT, net	41,294	40,228
PATENT RIGHTS, net	283,025	267,587
OTHER	17,873	20,224

	$2,445,412	$2,647,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$701,000	$590,000
Notes payable	113,340	113,340
Accounts payable	804,128	579,983
Accrued expenses	157,709	242,497
Customer deposits	20,940	—

TOTAL CURRENT LIABILITIES	1,797,117	1,525,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 10,426,459 and 10,426,724 shares issued and outstanding	4,128,528	4,128,793
Warrants	411,561	411,561
Deferred financing costs, net	(176,822)	(44,205)
Notes receivable for common stock	(275,000)	(275,000)
Accumulated deficit	(3,439,972)	(3,099,700)

	648,295	1,121,449

	$2,445,412	$2,647,269

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2003	2004

OPERATING ACTIVITIES
Net income (loss)	$(447,110)	$340,272
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	5,003	4,605
Amortization of deferred financing costs	—	132,617
Amortization of patent rights	15,438	15,438
Lawsuit settlement	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	30,669	20,690
Income taxes receivable	235,900	—
Inventory	(28,791)	(175,319)
Prepaid expenses and other	(25,510)	(16,351)
Accounts payable	6,149	98,287
Accrued expenses	33,447	84,788
Customer deposits	—	(20,940)

Net cash provided (used) by operating activities	(174,805)	161,655

INVESTING ACTIVITY
Purchases of property and equipment	(2,060)	(3,539)

FINANCING ACTIVITIES
Net proceeds from (payments on) bank line of credit	221,000	(111,000)
Payments on notes payable	(3,718)	—
Proceed from the exercise of warrants	477	265
Proceeds from the sale of common stock	137,500	—

Net cash provided (used) by financing activities	355,259	(110,735)

NET INCREASE IN CASH	178,394	47,381

CASH
Beginning of period	31,037	170,082

End of period	$209,431	$217,463

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$13,567	$7,422
Income taxes	2,540	1,800

        See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.   Basis of Presentation and Significant Accounting Policies —

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

Nature of Business

        The Company invents, develops and markets vision inspection products that are used in the semiconductor industry for the inspection of integrated circuits. The Company’s customer base is small in numbers and global in location.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

        Revenue is earned primarily through sales of inspection equipment to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Long-Lived Assets

        All long-lived assets are reviewed at least annually for impairment and when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated discounted cash flows to be generated by those assets are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

Product Warranty

        The Company provides an accrual for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

Accounting for Stock-Based Compensation

        The Company has a stock-based employee compensation plan consisting of stock options. The Company has not adopted Statement of Financial Accounting Standards (SFAS) No. 123 to expense stock options and continues to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period. Options and warrants to non-employees are accounted for as required by SFAS No. 123.

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

        If the Company recognized stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, net loss and per share disclosures would remain the same for the three months ended March 31, 2003. For the three months ended March 31, 2004, net income and per share disclosures would change to the pro forma amounts below:

Net income:
As reported	$340,272
Stock option amortization cost	3,744

Pro forma	$336,528

Net income per share basic and diluted:
As reported	$.03
Stock option amortization cost	—

Pro forma	$.03

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

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants that are not antidulitive converted their holdings into common stock. The dilutive effect of options and warrants, in the three months ended March 31, 2004, relates to warrants to purchase 1,998,801 shares of common stock at $1.00 per share and options to purchase 364,000 and 300,000 shares of common stock at $1.20 and $1.32 per share, respectively.

        Options and warrants to purchase 2,301,867 and 1,572,225 shares of common stock with a weighted average exercise price of $1.18 and $2.15 were excluded from the diluted computation for the three months ended March 31, 2003 and 2004, respectively, because they were antidulitive.

2.   Contingencies and Uncertainty —

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

        In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The patents related to three-dimensional ball array inspection apparatus and method. Discovery was completed in the case and a so-called Markman hearing was held in November 2001. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in favor of Scanner, finding that the claim terms “an illumination apparatus” and “illuminating” in its patents encompass one or more illumination sources and overturned the district court’s entry of summary judgment of non-infringement. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2004 to pursue their lawsuit. The Company believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The $400,000 settlement less the $160,000 paid to the President was recorded at net in other income in the consolidated financial statements for the three months ended June 30, 2003.

        In 2002, the Company brought suit against two law firms that previously represented the Company in the aforementioned patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At December 31, 2003, the $402,984 was included in accounts payable in the consolidated balance sheet.

        A trial was conducted in December 2003 relating to the above legal fees dispute. In January 2004, the court held that, “the number of hours billed by the Defendants (law firms) was grossly excessive.” In its ruling, the court reduced the outstanding balance due the law firms by $322,432. The Company believes that this decision will not be appealed by the law firms. Consequently, Scanner reflected the reduction in accounts payable and recorded other income in its condensed consolidated financial statements for the three months ended March 31, 2004.

3.   Subsequent Event — Line of Credit

        The Company’s bank line of credit terminated on May 1, 2004. The bank has not called the $690,000 balance on the line at the date of termination while the Company negotiates a new line of credit or other financing arrangements.

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

GENERAL

        The Company generates revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The products include machine-vision modules sold to original equipment manufactures that use the modules as a component of inspection systems they sell to end users, as well as complete machine-vision inspection systems that the Company sells to end users. Because the Company sells relatively few of its products each year, the Company’s business is characterized by uneven quarterly results that are dependent on the timing of sales and revenue recognition.

        During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. Semiconductor Equipment and Materials International (SEMI), a trade association of semiconductor equipment and material manufactures, estimates that sales of semiconductor equipment rose from $19.7 billion in 2002 to $21.4 billion in 2003. SEMI expects the market for semiconductor equipment to increase by 39% in 2004 and 18% in 2005, but to decrease in 2006 by 6.6% because new capacity is anticipated to go into production at that time. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2003 and the first three months of 2004. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

        The Company continues to operate with limited working capital resources and must increase revenues sufficient to generate cash flow from operations or seek additional financing, or both, in order to sustain operations. In order to obtain additional debt or equity financing, the Company may be obligated to issue additional shares of Common stock or warrants or other rights to acquire Common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. The Company may also be unsuccessful in increasing revenues or obtaining additional equity financing or bank financing on any terms and in that event may be obligated to cease operations and/or attempt to negotiate with its creditors to delay payments or compromise the amounts of it indebtedness.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to bad debts, excess inventory, warranty obligations, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

•	Revenue recognition;
•	Allowances for doubtful accounts and excess and obsolete inventory;
•	Patent rights;
•	Accounting for income taxes;
•	Accounting and valuation of options and warrants;

        Revenue is earned primarily through sales of inspection products to third party customers and also to a distributor. For sales to the distributor, revenue is recognized upon shipment as the distributor has no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. The Company provides the training but does not install the equipment. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

        Sales for the three months ended March 31, 2004, were $1,249,784 compared to $123,908 for the three months ended March 31, 2003. The sales increase in 2004 relates primarily to sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

        Cost of goods sold increased by $290,393 to $352,600 in the three months ended March 31, 2004, from $62,207 in 2003. Cost of goods sold as a percentage of sales decreased by 22.0% to 28.2% in 2004 compared to 50.2% in 2003. In 2004, material cost increased 3.4% as a percent of sales. This increase was offset by a decrease in manufacturing costs as a percent of sales which decrease was primarily the result of the increase in sales.

        Selling, general and administrative expenses increased by $242,004 to $564,172 for the three months ended March 31, 2004, compared to $322,168 in the prior period. The increase in expenses related primarily to increases in salaries and related items, sales commissions and marketing expenses.

        Research and development expenses were $93,290 in the three months ended March 31, 2004 compared to $137,206 for the three months ended March 31, 2003. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users was in its early stages in 2003. The development process is continuing in 2004.

        Legal fees increased by $35,171 to $68,503 in the three months ended March 31, 2004, from $33,332 in 2003. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor and costs relating to internally developed new patents.

        Other income (expense) was $170,853 in the three months ended March 31, 2004, compared to ($13,565) in 2003. In the three months ended March 31, 2004, the Company won a lawsuit relating to fees and expenses charged by the two law firms previously handling their patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount that was included in accounts payable at December 31, 2003 was recorded as other income in the three months ended March 31, 2004. Interest expense was $138,012 higher in 2004 than it was in 2003, due primarily to the $132,617 amortization of the warrant valuation related to the renewal of the line of credit and additional debt outstanding.

        The net income for the three months ended March 31, 2004 was $340,272, or $.03 per share, compared to a net loss of $447,110, or ($.04) per share, in 2003. The change was primarily the result of increased gross profit of $835,483, increased net nonoperating income of $184,418 offset by increased operating expenses of $233,259.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE THREE MONTHS ENDED MARCH 31, 2004)

        The Company has a $1,300,000 bank line of credit with an interest rate at prime (4.00% at March 31, 2004). The Company provided the bank with a security interest in its general business assets. The Company’s outstanding indebtedness under the line of credit was $590,000 at March 31, 2004. The line is guaranteed by certain shareholders.

        The Company’s bank line of credit terminated on May 1, 2004. The bank has not called the $690,000 balance on the line at the date of termination while the Company negotiates a new line of credit or other financing arrangements.

        The Company believes that the proposed new line of credit or other financing arrangements, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next 12 months.

        Net cash provided by operating activities for the three months ended March 31, 2004 totaled $161,655. Positive operating cashflows resulted primarily from the net income of $340,272 for the period that was offset by non-cash adjustments of $169,772 relating primarily to a lawsuit settlement and to depreciation and amortization and by net changes in operating assets and liabilities of $8,845.

        Net cash used by investing activities for the three months ended March 31, 2004 totaled $3,539. The funds were used to purchase property and equipment.

        Net cash used by financing activities for the three months ended March 31, 2004 totaled $110,735. The amount relates primarily to net payments on the line of credit.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        In 2002, the Company brought suit against two law firms that previously represented the Company in certain patent litigation. The Company demanded a full and complete accounting for the fees and expenses, the payment of which these firms demand in connection with the patent litigation. The Company has paid the law firms $558,652 in legal fees and costs. The law firms claim that the Company owes them an additional $402,984. When the Company brought the patent suit, the law firms estimated that legal fees and costs through the discovery stage of the patent litigation would be $447,000 to $585,000. The Company, therefore, contends that it does not owe any further payments to the defendants. At December 31, 2003, the $402,984 was included in accounts payable in the consolidated balance sheet. A trial was conducted in December 2003 relating to the above legal fees dispute. In January 2004, the court held that, “the number of hours billed by the Defendants (law firms) was grossly excessive.” In its ruling, the court reduced the outstanding balance due the law firms by $322,432. The Company believes that this decision will not be appealed by the law firms. Consequently, Scanner reflected the reduction in accounts payable and recorded other income in its condensed consolidated financial statements for the three months ended March 31, 2004.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

        In January 2004, the Company issued 265 shares of common stock upon the exercise of a warrant at $1.00 per share by the holder. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

        During the three months ended March 31, 2004, the Company issued stock options to certain employees, including two officers, to purchase 724,000 shares of common stock of the Company. Options to purchase 364,000 common shares at $1.20 per share and 300,000 common shares at $1.32 per share were issued on January 31, 2004, and options to purchase 60,000 common shares at $1.50 per share were issued on March 31, 2004. Options to purchase 400,000 shares granted on January 31, 2004 vests in two increments, on July 30, 2004 and January 30, 2005, and the remainder of the options vest in equal annual installments beginning July 30, 2004. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

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

Scanner Technologies Corporation

Dated: May 17, 2004	By: /s/ Elwin M Beaty Elwin M. Beaty Its Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2004

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant — incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002
3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002
11*	Statement Regarding Computation of Earnings Per Share
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.