Form 10QSB
period 2004-06-30
SCANNER TECHNOLOGIES CORP
filed 2004-08-13
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

    (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico (State or other jurisdiction of incorporation or organization)	85-0169650 (IRS Employer Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices)

(763) 476-8271
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The Issuer had 10,454,698 shares of Common Stock, no par value, outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

REVENUES	$767,981	$1,752,159	$891,889	$3,001,943

COST OF GOODS SOLD	210,002	489,387	272,209	841,987

GROSS PROFIT	557,979	1,262,772	619,680	2,159,956

OPERATING EXPENSES
Selling, general and administrative	304,349	528,216	626,517	1,092,388
Research and development	118,433	95,002	255,639	188,292
Legal fees	187,995	64,025	221,327	132,528

	610,777	687,243	1,103,483	1,413,208

INCOME (LOSS) FROM OPERATIONS	(52,798)	575,529	(483,803)	746,748

OTHER INCOME (EXPENSE)
Other income (expense), net	240,033	11,510	239,995	333,942
Interest expense	(153,310)	(54,616)	(166,877)	(206,195)

INCOME (LOSS) BEFORE INCOME TAXES	33,925	532,423	(410,685)	874,495

INCOME TAXES	300	0	2,800	1,800

NET INCOME (LOSS)	$33,625	$532,423	$(413,485)	$872,695

NET INCOME (LOSS) PER SHARE – BASIC	$0.00	$0.05	$(0.04)	$0.08

NET INCOME (LOSS) PER SHARE – DILUTED	$0.00	$0.04	$(0.04)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	10,229,798	10,432,785	10,126,386	10,429,755

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	11,532,836	12,418,094	10,126,386	11,756,315

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004

	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$170,082	$299,153
Accounts receivable, less allowance of $40,000	984,338	1,371,706
Inventory, less allowance of $20,000 and $40,500	911,382	1,644,866
Prepaid expenses	37,418	36,455

TOTAL CURRENT ASSETS	2,103,220	3,352,180

PROPERTY AND EQUIPMENT, net	41,294	48,528
PATENT RIGHTS, net	283,025	252,149
OTHER	17,873	29,594

	$2,445,412	$3,682,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$701,000	$690,000
Notes payable	113,340	—
Accounts payable	804,128	742,968
Accrued expenses	157,709	223,432
Customer deposits	20,940	—

TOTAL CURRENT LIABILITIES	1,797,117	1,656,400

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
10,426,459 and 10,454,698 shares issued and outstanding	4,128,528	4,195,924
Warrants	411,561	397,404
Deferred financing costs, net	(176,822)	—
Notes receivable for common stock	(275,000)	—
Accumulated deficit	(3,439,972)	(2,567,277)

	648,295	2,026,051

	$2,445,412	$3,682,451

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2003	2004

OPERATING ACTIVITIES
Net income (loss)	$(413,485)	$872,695
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	11,169	10,244
Amortization of deferred financing costs	132,616	176,822
Amortization of patent rights	30,876	30,876
Interest expense added to debt principal	9,808	—
Lawsuit settlement	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	(176,538)	(387,368)
Income taxes receivable	235,900	—
Inventory	(18,710)	(733,484)
Prepaid expenses and other	(6,248)	(10,758)
Accounts payable	44,388	261,272
Accrued expenses	4,828	65,723
Customer deposits	—	(20,940)

Net cash used by operating activities	(145,396)	(57,350)

INVESTING ACTIVITY
Purchases of property and equipment	(3,003)	(17,478)

FINANCING ACTIVITIES
Net payments on bank line of credit	(279,000)	(11,000)
Proceeds from notes payable	100,000	—
Payments on notes payable	(49,968)	(113,340)
Proceeds from notes receivable for common stock	—	275,000
Proceed from the exercise of warrants	350,477	53,239
Proceeds from the sale of common stock	175,000	—

Net cash provided by financing activities	296,509	203,899

NET INCREASE IN CASH	148,110	129,071

CASH
Beginning of period	31,037	170,082

End of period	$179,147	$299,153

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$23,517	$32,444
Income taxes	2,800	1,800

Noncash operating, financing and investing activities:
Warrants exercised	163,110	14,157
Warrants issued in connection with line of credit	574,671	—
Notes receivable issued for purchase of common stock	300,000	—

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies —

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

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

Long-Lived Assets

All long-lived assets are reviewed at least annually for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when estimated discounted cash flows to be generated by those assets are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

Product Warranty

The Company provides an accrual for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options. The Company has not adopted Statement of Financial Accounting Standards (SFAS) No. 123 to expense stock options and continues to apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Accordingly, any compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s option exercise price. Any resulting compensation expense is amortized ratably over the related vesting period. Options and warrants to non-employees are accounted for as required by SFAS No. 123.

The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected live years; expected volatility; and expected dividend rate. Since the Company’s stock is thinly traded, volatility is set at 0% as permitted by SFAS 123. The costs associated with the valuation of the warrants issued in 2003 in connection with the line of credit were recorded as deferred financing costs. These costs were amortized over the term of the line of credit, and the net unamortized balance at December 31, 2003 was offset against stockholders’ equity.

If the Company recognized stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, net income (loss) and per share disclosures would remain the same for the three and six month periods ended June 30, 2003. For the three and six month periods ended June 30, 2004, net income and per share disclosures would change to the pro forma amounts below:

	Periods Ended June 30, 2004

	Three Months	Six Months

Net income:
As reported	$532,423	$872,695
Stock option amortization cost	4,633	8,377

Pro forma	$527,790	$864,318

Net income per share - basic:
As reported	$.05	$.08
Stock option amortization cost	—	—

Pro forma	$.05	$.08

Net income per share - diluted:
As reported	$.04	$.07
Stock option amortization cost	—	—

Pro forma	$.04	$.07

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of options and warrants included 1,303,038 and 1,985,309 additional shares in the three months ended March 31, 2003 and 2004, respectively, and 1,326,560 additional shares in the six months ended June 30, 2004.

Options and warrants to purchase 307,083 and 375,000 shares of common stock with a weighted average exercise price of $2.76 and $2.77 were excluded from the diluted computation for the three months ended June 30, 2003 and 2004, respectively, because they were antidulitive. Options and warrants to purchase 2,669,287 and 672,225 shares of common stock with a weighted average exercise price of $1.34 and $2.59 were excluded from the diluted computation for the six months ended June 30, 2003 and 2004, respectively, because they were antidulitive.

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

In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The patents related to three-dimensional ball array inspection apparatus and method. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in favor of Scanner, finding that the claim terms “an illumination apparatus” and “illuminating” in its patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of non-infringement. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2004 to pursue their lawsuit. The Company believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. In connection with the settlement in 2003, the Company paid its President $160,000 pursuant to the agreement noted above. The $400,000 settlement less the $160,000 paid to the President was recorded as net in other income in the consolidated financial statements for the three months ended June 30, 2003.

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

3.	Line of Credit —

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

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. Semiconductor Equipment and Materials International (SEMI), a trade association of semiconductor equipment and material manufacturers, estimates that sales of semiconductor equipment rose from $19.7 billion in 2002 to $21.4 billion in 2003. SEMI expects the market for semiconductor equipment to increase by 39% in 2004 and 18% in 2005, but to decrease in 2006 by 6.6% because new capacity is anticipated to go into production at that time. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2003 and the first six months of 2004. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Sales for the three months ended June 30, 2004, were $1,752,159 compared to $767,981 for the three months ended June 30, 2003. The sales increase in 2004 relates primarily to sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $279,385 to $489,387 in the three months ended June 30, 2004, from $210,002 in 2003. Cost of goods sold as a percentage of sales increased by 0.6% to 27.9% in 2004 compared to 27.3% in 2003. In 2004, material cost decreased 1.1% as a percent of sales. This decrease was offset by an increase in manufacturing costs, primarily labor through increased personnel, as a percent of sales.

Selling, general and administrative expenses increased by $223,867 to $528,216 for the three months ended June 30, 2004, compared to $304,349 in the prior period. The increase in expenses related primarily to increases in salaries and related items, as a result of increased personnel and marketing expenses.

Research and development expenses were $95,002 in the three months ended June 30, 2004 compared to $118,433 for the three months ended June 30, 2003. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users.

Legal fees decreased by $123,970 to $64,025 in the three months ended June 30, 2004, from $187,995 in 2003. A significant portion of the legal fees in 2003 related to the patent infringement claims brought by the Company against a competitor.

Other income (expense) was ($43,106) in the three months ended June 30, 2004, compared to $86,723 in 2003. Interest expense was $98,694 lower in 2004 than it was in 2003, due primarily to the amortization of the warrant valuation related to the renewal of the line of credit. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000.

The net income for the three months ended June 30, 2004 was $532,423 compared to net income of $33,625 in 2003. The change was primarily the result of increased gross profit of $704,793 offset by increased operating expenses of $76,466 and increased net nonoperating expense of $129,829.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Sales for the six months ended June 30, 2004, were $3,001,943 compared to $891,889 for the six months ended June 30, 2003. The sales increase in 2004 relates primarily to sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $569,778 to $841,987 in the six months ended June 30, 2004, from $272,209 in 2003. Cost of goods sold as a percentage of sales decreased by 2.5% to 28.0% in 2004 compared to 30.5% in 2003. In 2004, material cost decreased 0.5% as a percent of sales. The decrease in manufacturing costs as a percent of sales was primarily the result of the increase in sales.

Selling, general and administrative expenses increased by $465,871 to $1,092,388 for the six months ended June 30, 2004, compared to $626,517 in the prior period. The increase in expenses related primarily to increases in salaries and related items, as a result of increased personnel, and marketing expenses.

Research and development expenses were $188,292 in the six months ended June 30, 2004 compared to $255,639 for the six months ended June 30, 2003. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users was in its early stages in 2003. The development process is continuing in 2004.

Legal fees decreased by $88,799 to $132,528 in the six months ended June 30, 2004, from $221,327 in 2003. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor and costs relating to internally developed new patents.

Other income was $127,747 in the six months ended June 30, 2004, compared to $73,118 in 2003. In the six months ended June 30, 2004, the Company won a lawsuit relating to fees and expenses charged by the two law firms previously handling their patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount that was included in accounts payable at December 31, 2003 was recorded as other income in the three months ended March 31, 2004. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. Interest expense was $39,318 higher in 2004 than it was in 2003, due primarily to the amortization of the warrant valuation related to the renewal of the line of credit.

The net income for the six months ended June 30, 2004 was $872,695 compared to a net loss of $413,485 in 2003. The change was primarily the result of increased gross profit of $1,540,276, increased net nonoperating income of $54,629 offset by increased operating expenses of $309,725.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30, 2004)

The Company has a $1,300,000 bank line of credit with an interest rate at prime (4.25% at June 30, 2004). The Company provided the bank with a security interest in its general business assets. The Company’s outstanding indebtedness under the line of credit was $690,000 at June 30, 2004. The line is guaranteed by certain shareholders.

The Company’s bank line of credit terminated on May 1, 2004. The bank has not called the $690,000 balance on the line at the date of termination while the Company negotiates a new line of credit or other financing arrangements.

The Company believes that the new line of credit being negotiated or other financing arrangements, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next 12 months.

Net cash used by operating activities for the six months ended June 30, 2004 totaled $57,350. Negative operating cashflows resulted primarily from the net income of $872,695 for the period being offset by net non-cash adjustments of $104,490 relating primarily to a lawsuit settlement and to depreciation and amortization and by net changes in operating assets and liabilities of $825,555 relating primarily to increases in inventory and accounts receivable and a decrease in accounts payable.

Net cash used by investing activities for the six months ended June 30, 2004 totaled $17,478. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 totaled $203,899. The amount relates primarily to proceeds from notes receivable for common stock and the exercise of warrants offset by net debt payments.

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

The Company issued 2,709 and 265 shares of common stock to two individuals in April and May 2004, respectively, upon the exercise of warrants at $1.00 per share. The Company also issued 25,000 shares of common stock to one individual in June 2004 upon the exercise of a warrant at $2.00 per share. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

On April 13, 2004, in exchange for services, the Company issued to a consultant a two-year stock option to purchase 40,000 shares of common stock of the Company at $2.00 per share, which option vests and becomes exercisable on August 13, 2004. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 17, 2004. The Company did not solicit proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, and the shareholders voted on the following matters, approving all unanimously:

(i)	Set the number of directors at two (2):

For: 5,866,897	Against: 0	Abstain: 0

(ii)	Election of Directors:

	For:	Withhold:
Elwin M. Beaty	5,866,897	0
David P. Mork	5,866,897	0

(iii)	Approve 2004 Equity Incentive Plan:

For: 5,866,897	Against: 0	Abstain: 0

(iv)	Ratifying the appointment of Lurie Besikof Lapidus & Company, LLP as independent auditors for the current fiscal year:

For: 5,866,897	Against: 0	Abstain: 0

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

See Exhibit Index on page following signature page.

Reports on Form 8-K:

None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation

Dated: August 13, 2004	By:	/s/ Elwin M. Beaty

Elwin M. Beaty Its Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2004

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

10.1*	Employment Agreement dated January 1, 2004 between the Company and Elwin M. Beaty**

10.2*	Employment Agreement dated January 1, 2004 between the Company and David P. Mork**

10.3*	Promissory Note dated March 31, 2003 in favor of Bremer Bank, N.A., Commercial Security Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A. and Change in Terms Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.
**Designates a management contract or compensatory plan or arrangement.