Form 10QSB
period 2004-09-30
SCANNER TECHNOLOGIES CORP
filed 2004-11-03
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico (State or other jurisdiction of incorporation or organization)	85-0169650 (IRS Employer Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices)

(763) 476-8271
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The Issuer had 11,991,068 shares of Common Stock, no par value, outstanding as of October 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
REVENUES	$707,962	$1,348,646	$1,599,851	$4,350,589
COST OF GOODS SOLD	194,729	363,883	466,938	1,205,870

GROSS PROFIT	513,233	984,763	1,132,913	3,144,719

OPERATING EXPENSES
Selling, general and administrative	337,760	539,668	964,277	1,632,056
Research and development	124,312	88,066	379,951	276,358
Legal fees	90,246	92,643	311,573	225,171

	552,318	720,377	1,655,801	2,133,585

INCOME (LOSS) FROM OPERATIONS	(39,085)	264,386	(522,888)	1,011,134
OTHER INCOME (EXPENSE)
Other income, net	396	364	240,391	334,306
Interest expense	(141,958)	(12,545)	(308,835)	(218,740)

INCOME (LOSS) BEFORE INCOME TAXES	(180,647)	252,205	(591,332)	1,126,700
INCOME TAXES	0	0	2,800	1,800

NET INCOME (LOSS)	$(180,647)	$252,205	$(594,132)	$1,124,900

NET INCOME (LOSS) PER SHARE – BASIC	$(0.02)	$0.02	$(0.06)	$0.11

NET INCOME (LOSS) PER SHARE – DILUTED	$(0.02)	$0.02	$(0.06)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	10,413,132	11,196,948	10,221,968	10,438,054
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	10,413,132	13,174,789	10,221,968	12,003,375

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(audited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$170,082	$1,645,757
Accounts receivable, less allowance of $40,000	984,338	1,322,024
Inventory, less allowance of $20,000 and $42,500	911,382	2,005,792
Prepaid expenses	37,418	38,946

TOTAL CURRENT ASSETS	2,103,220	5,012,519
PROPERTY AND EQUIPMENT, net	41,294	47,850
PATENT RIGHTS, net	283,025	236,712
OTHER	17,873	9,842

	$2,445,412	$5,306,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$701,000	$690,000
Notes payable	113,340	—
Accounts payable	804,128	232,729
Accrued expenses	157,709	213,244
Customer deposits	20,940	—

TOTAL CURRENT LIABILITIES	1,797,117	1,135,973

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
10,426,459 and 11,984,198 shares issued and outstanding	4,128,528	5,776,757
Warrants	411,561	863,165
Deferred financing costs, net	(176,822)	—
Notes receivable for common stock	(275,000)	(153,900)
Accumulated deficit	(3,439,972)	(2,315,072)

	648,295	4,170,950

	$2,445,412	$5,306,923

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2003	2004
OPERATING ACTIVITIES
Net income (loss)	$(594,132)	$1,124,900
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	17,771	16,014
Amortization of deferred financing costs	265,233	176,822
Amortization of patent rights	46,313	46,313
Interest expense added to debt principal	14,148	—
Lawsuit settlement	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	(574,939)	(337,686)
Income taxes receivable	235,900	—
Inventory	(91,474)	(1,094,410)
Prepaid expenses and other	(6,754)	6,503
Accounts payable	47,562	(248,967)
Accrued expenses	(1,242)	55,535
Customer deposits	70,894	(20,940)

Net cash used by operating activities	(570,720)	(598,348)

INVESTING ACTIVITY
Purchases of property and equipment	(12,575)	(22,570)

FINANCING ACTIVITIES
Net proceeds (payments) on bank line of credit	21,000	(11,000)
Proceeds from notes payable	100,000	—
Payments on notes payable	(185,668)	(113,340)
Proceeds from notes receivable for common stock	—	275,000
Proceed from the exercise of warrants	375,477	577,589
Net proceeds from the sale of common stock and warrants	250,000	1,368,344

Net cash provided by financing activities	560,809	2,096,593

NET INCREASE IN CASH AND CASH EQUIVALENTS	(22,486)	1,475,675
CASH AND CASH EQUIVALENTS
Beginning of period	31,037	170,082

End of period	$8,551	$1,645,757

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$27,446	$44,989
Income taxes	2,800	1,800
Noncash operating, financing and investing activities:
Notes receivable issued for purchase of common stock	275,000	153,900
Warrants exercised	163,110	148,653
Warrants issued in connection with sale of stock and warrants	—	23,087
Warrants issued in connection with line of credit	574,671	—

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies —

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

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

Revenue Recognition

Revenue is earned primarily through sales of inspection equipment to third party customers and also to distributors. For sales to distributors, revenue is recognized upon shipment as the distributors have no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Inventory

Inventory is stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for obsolescence for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated fair value based on assumptions about future demand and market conditions.

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

If the Company recognized stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, net income (loss) and per share disclosures would remain the same for the three and nine month periods ended September 30, 2003. For the three and nine month periods ended September 30, 2004, net income and per share disclosures would change to the pro forma amounts below:

	Periods Ended September 30, 2004
	Three Months	Nine Months
Net income:
As reported	$252,205	$1,124,900
Stock option amortization cost	4,803	13,180

Pro forma	$247,402	$1,111,720

Net income per share – basic:
As reported	$.02	$.11
Stock option amortization cost	--	--

Pro forma	$.02	$.11

Net income per share – diluted:
As reported	$.02	$.09
Stock option amortization cost	--	--

Pro forma	$.02	$.09

Income Taxes

The Company is taxed as a domestic U.S. corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. The Company had an insignificant tax provision for the nine months ended September 30, 2004 because of utilization of available net operating loss carryforwards.

Credit Risk

Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East and the United States.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of options and warrants included 1,977,841 and 1,565,321 additional shares for the three and nine months ended September 30, 2004, respectively.

Options and warrants to purchase 3,312,124 and 1,158,125 shares of common stock with a weighted average exercise price of $1.52 and $2.95 were excluded from the diluted computation for the three months ended September 30, 2003 and 2004, respectively, because they were antidulitive. Options and warrants to purchase 2,885,511 and 933,267 shares of common stock with a weighted average exercise price of $1.41 and $2.71 were excluded from the diluted computation for the nine months ended September 30, 2003 and 2004, respectively, because they were antidulitive.

2.	Contingencies and Uncertainty –

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

To provide the Company’s Senior Vice President with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay to him 20% of the remaining proceeds, if any, Scanner receives out of the current ongoing litigation, and 25% of the remaining proceeds, if any, that Scanner may receive out of any future litigation involving the licensed patents, and that remain after the aforesaid payments to the Company and its President have been made out of such proceeds.

In 2000, the Company instituted a lawsuit against a Belgian corporation for infringement of two of its patents. The patents related to three-dimensional ball array inspection apparatus and method. In June 2003, the Company and the Belgian corporation reached a settlement concerning one illumination source inspection systems. Pursuant to the settlement agreement, the Belgian corporation made a one-time payment of $400,000 to the Company to settle all issues with regard to these one light source inspection systems. The court found no infringement with regard to the two illumination source devices that the Belgian corporation sold. The Company agreed to the settlement in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in favor of Scanner, finding that the claim terms “an illumination apparatus” and “illuminating” in its patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of non-infringement. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2004 to pursue their lawsuit. The Company believes that any unfavorable decision will not have a material or adverse effect on the consolidated financial statements. In connection with the settlement in 2003, the Company paid its President $160,000 pursuant to the agreement noted above. The $400,000 settlement less the $160,000 paid to the President was recorded as net in other income in the condensed consolidated statement of operations for the three months ended June 30, 2003 and is included in the nine months ended September 30, 2003 in the accompanying condensed consolidated statement of operations.

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

A trial was conducted in December 2003 relating to the above legal fees dispute. In January 2004, the court held that, “the number of hours billed by the Defendants (law firms) was grossly excessive.” In its ruling, the court reduced the outstanding balance due the law firms by $322,432. The Company believes that this decision will not be appealed by the law firms. Consequently, Scanner reflected the reduction in accounts payable and recorded other income in its condensed consolidated statement of operations for the three months ended March 31, 2004 and is included in the nine months ended September 30, 2004 in the accompanying condensed consolidated statement of operations.

3.	Line of Credit – Subsequent Event

In October 2004, the Company renewed its previous line of credit through August 1, 2005. The line was decreased by $600,000 from $1,300,000 to $700,000 with an interest rate at prime (4.75% at September 30, 2004), and the Company provided the bank with a security interest in its general business assets. The new line is guaranteed by five individuals who received three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support. The value assigned to the warrants was insignificant. The Company’s outstanding indebtedness under the line was $690,000 at September 30, 2004.

4.	Private Placement

On August 17, 2004, the Company issued 1,150,000 units (each consisting of one share of common stock and a five year warrant to purchase one share of common stock at $2.90 per share) for $1.30 per unit to an investor in a private placement. The common stock issued in this private placement was valued at $917,830 and the warrants were valued at $577,170 using the Black-Scholes option pricing model. In connection with the private placement, the Company also issued a five-year warrant to purchase 46,000 shares of common stock at $2.90 per share to a selling agent and incurred additional expenses of $126,656. This warrant was valued at $23,087 using the Black-Scholes option pricing model.

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

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International (SEMI), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment rose from $19.7 billion in 2002 to $22.2 billion in 2003. SEMI expects the market for semiconductor equipment to increase by 63% in 2004 to $36.2 billion in sales and 24% in 2005, to reach $44.8 billion. SEMI projects a small decrease in 2006 due to the cyclical nature of the market, followed by a low double-digit growth in 2007 to an aggregate of $48 billion in semiconductor equipment sales. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2003 and the first nine months of 2004. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

The Company’s working capital position improved in 2004 primarily due to the sale of common stock and warrants in a private placement, the exercise of warrants and the payment of notes receivable for common stock. The Company believes that its working capital at September 30, 2004 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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
Revenue is earned primarily through sales of inspection products to third party customers and also to distributors. For sales to distributors, revenue is recognized upon shipment as the distributors have no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment, however the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Sales for the three months ended September 30, 2004, were $1,348,646 compared to $707,962 for the three months ended September 30, 2003. The sales increase in 2004 relates primarily to sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $169,154 to $363,883 in the three months ended September 30, 2004, from $194,729 in 2003. Cost of goods sold as a percentage of sales decreased by .5% to 27.0% in 2004 compared to 27.5% in 2003. In 2004, material cost decreased 1.2% as a percentage of sales. This decrease was offset by an increase in manufacturing costs, primarily labor through increased personnel, as a percentage of sales.

Selling, general and administrative expenses increased by $201,908 to $539,668 for the three months ended September 30, 2004, compared to $337,760 in the prior year. The increase in expenses related primarily to increases of approximately $130,000 in salaries and related items, as a result of increased personnel, and increases in marketing expenses, primarily commissions and travel, of approximately $40,000.

Research and development expenses were $88,066 for the three months ended September 30, 2004 compared to $124,312 for the three months ended September 30, 2003. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users. The decrease related primarily to reduced personnel costs of approximately $33,000.

Legal fees increased by $2,397 to $92,643 in the three months ended September 30, 2004, from $90,246 in 2003. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor. For 2004, fees were also incurred relating to evaluating and obtaining additional financing.

Other income (expense) was ($12,181) for the three months ended September 30, 2004, compared to ($141,562) in 2003. Interest expense was $129,413 lower in 2004 than it was in 2003, due primarily to the amortization in 2003 of the warrant valuation related to the renewal of the line of credit.

Net income for the three months ended September 30, 2004 was $252,205 compared to a net loss of $180,647 in 2003. The change was the result of increased gross profit of $471,530, decreased net nonoperating expense of $129,381 offset by increased operating expenses of $168,059.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Sales for the nine months ended September 30, 2004, were $4,350,589 compared to $1,599,851 for the nine months ended September 30, 2003. The sales increase in 2004 relates primarily to sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $738,932 to $1,205,870 in the nine months ended September 30, 2004, from $466,938 in 2003. Cost of goods sold as a percentage of sales decreased by 1.5% to 27.7% in 2004 compared to 29.2% in 2003. In 2004, material cost decreased 0.5% as a percentage of sales. The decrease in manufacturing costs as a percentage of sales was primarily the result of the increase in sales.

Selling, general and administrative expenses increased by $667,779 to $1,632,056 for the nine months ended September 30, 2004, compared to $964,277 in the prior year. The increase in expenses related primarily to increases of approximately $420,000 in salaries and related items, as a result of increased personnel, and increases in marketing expenses, primarily commissions and travel, of approximately $150,000.

Research and development expenses were $276,358 for the nine months ended September 30, 2004 compared to $379,951 for the nine months ended September 30, 2003. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users was in its early stages in 2003. The decrease related primarily to reduced personnel costs of approximately $90,000. The development process is continuing in 2004.

Legal fees decreased by $86,402 to $225,171 for the nine months ended September 30, 2004, from $311,573 in 2003. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor and costs relating to internally developed new patents.

Other income (expense) was $115,566 for the nine months ended September 30, 2004, compared to ($68,444) in 2003. For the nine months ended September 30, 2004, the Company won a lawsuit relating to fees and expenses charged by the two law firms previously handling their patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount which was included in accounts payable at December 31, 2003 was recorded as other income in the three months ended March 31, 2004. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. Interest expense was $90,095 lower in 2004 than it was in 2003, due primarily to the amortization of the warrant valuation related to the renewal of the line of credit.

The net income for the nine months ended September 30, 2004 was $1,124,900 compared to a net loss of $594,132 in 2003. The change was primarily the result of increased gross profit of $2,011,806, increased net nonoperating income of $184,010 offset by increased operating expenses of $477,784.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004)

In October 2004, the Company renewed its previous line of credit through August 1, 2005. The line was decreased by $600,000 from $1,300,000 to $700,000 with an interest rate at prime (4.75% at September 30, 2004), and the Company provided the bank with a security interest in its general business assets. The new line is guaranteed by five individuals who received three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support. The Company’s outstanding indebtedness under the line was $690,000 at September 30, 2004.

On August 17, 2004, the Company issued 1,150,000 units (each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $2.90 per share) for $1.30 per unit to an investor in a private placement.

The Company believes that the new line of credit, existing working capital and anticipated cash flows from operations and equity investments will be adequate to satisfy projected operating and capital requirements for the next 12 months.

Net cash used by operating activities for the nine months ended September 30, 2004 totaled $598,348. Negative operating cashflows resulted primarily from the net income of $1,124,900 for the period being offset by net non-cash adjustments of $83,283 relating primarily to a lawsuit settlement and to depreciation and amortization and by net changes in operating assets and liabilities of $1,639,965 relating primarily to increases in inventory and accounts receivable and a decrease in accounts payable.

Net cash used by investing activities for the nine months ended September 30, 2004 totaled $22,570. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $2,096,593. The amount relates primarily to proceeds from the sale of common stock and warrants, the exercise of warrants, and payments on notes receivable for common stock offset by net debt payments.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on page following signature page.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation

Dated: November 3, 2004	By:	/s/ Elwin M. Beaty

Elwin M. Beaty Its Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2004

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant — incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant — incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1*	Business Loan Agreement dated March 28, 2002 between the Company and Bremer Bank, N.A.

10.2*	Change in Terms Agreements dated June 22, 2004 and October 22, 2004 between the Company and Bremer Bank, N.A.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.