Form 10KSB
period 2004-12-31
SCANNER TECHNOLOGIES CORP
filed 2005-03-15
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices, Zip code)

(763) 476-8271
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]   Yes     [  ]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

The issuer’s revenues for its most recent fiscal year were $5,834,005.

The aggregate market value of the voting stock held by non-affiliates of the Company at February 28, 2005, was $15,132,762, assuming that all executive officers, directors and 10% shareholders known to the registrant are affiliates.

The Registrant had 12,053,568 shares of Common Stock, no par value, outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy or Information Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The Company’s principal offices are located at 14505 21st Ave. N., #220, in Minneapolis, Minnesota. Outside of the U.S., the Company has an office in Singapore, which is primarily engaged in sales of Scanner products. To comply with local laws, the office in Singapore is operated by Scanner’s wholly-owned subsidiary, Scanner Technologies Corporation International, a Minnesota corporation.

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

Integrated circuits are designed to be assembled to circuit substrates or printed circuit boards that are key components of familiar products such as personal computers, cell phones, TV’s, automotive electronics, games, toys, DVD and CD players, satellites and avionics to name a few. Each and every lead or ball must be accurately placed as defined by the integrated circuit package specification to insure a reliable interface between the lead/ball and the circuit substrate. Any misalignment, due to bent leads, imperfectly placed or damaged balls, or missing balls will result in a defective product.

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

Markets for Scanner’s Products

According to the Semiconductor Industry Association (SIA), global semiconductor sales rose to $213 billion in 2004, up 28% from the global revenue of $166.4 billion recorded in 2003. In January 2005, SIA projected for 2005 essentially flat sales at the level of 2004. Industry performance depends on consumer electronics because purchases by individual consumers now account for more than half of all chip sales, according to SIA.

Sales of semiconductor equipment were estimated to have reached $35.31 billion in 2004. According to a forecast published in December of 2004 by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment are expected to decline by 5.15% in 2005, to a total of $33.49 billion. According to SEMI, electronics makers earmarked chip-intensive consumer products such as flat-panel TVs for growth and increased production, but a slower-than-expected demand led to increased inventories, which hurt the chip demand and resulted in reduced capital investments by semiconductor makers. However, SEMI expects the semiconductor equipment market to grow again in 2006, expanding by 3.07% to $34.52 billion, before growing by 14.76% to $39.61 billion in 2007.

These predictions regarding both semiconductor sales and sales of semiconductor equipment may prove to be incorrect, however, and we can provide no assurances as to the performance of the worldwide semiconductor equipment market.

As shown in the flow chart above, the first vision inspection in a standard assembly process is followed by the electrical test that is in turn followed by a second vision inspection. During the electrical test, the leads/balls of the integrated circuit must make physical contact with the tester which carries the risk of damaging the integrated circuit itself. This risk makes the second vision inspection necessary to ensure that the integrated circuit complies with the device specifications before shipment. A substantial portion of our sales are derived from the integration of the UltraVim or the UltraVim Plus Module into existing test handlers, thereby eliminating the need for the stand-alone second vision inspection.

Sales and Marketing

Scanner sells its products through direct sales offices in San Jose, California and Singapore and, in key geographical markets, through sales representatives throughout the world. For Japan, Scanner has a distributor agreement with Yamatake Honeywell.

Manufacturing

Scanner designs its own products and out-sources the manufacturing of parts. The Company’s research and development, engineering and designing operations, as well as the system assembly, are located at the facility in Tempe, Arizona. The vision inspection modules that are sold to our OEM customers or built into the systems the Company is currently manufacturing are assembled at the Company’s facility in Minneapolis, Minnesota.

Competition

The market for the inspection of integrated circuits is highly competitive. Numerous companies, several of them public companies with greater financial resources and a longer operating history, compete with Scanner for market share. Competitors are, among other companies, ICOS Vision Systems Corp. N.V. and Robotic Vision Systems, Inc.

Proprietary Rights

The Company holds nine U.S. patents for Scanner’s innovative technologies and additional patents are pending in the United States and strategic countries worldwide. The patents essential for the Company’s product development and manufacturing will expire from May 2017 through January 2018.

Dependence on Few Major Customers

Approximately 62% of the Company’s revenues in 2004 were from three customers. They included Manufacturing Integration Technology Ltd. (32%), Yamatake & Co., Ltd. (17%) and Hon Technologies, Inc. (13%).

Employees

As of December 31, 2004, Scanner employed six people at its manufacturing facility in Tempe, Arizona, seven people at its facility in Minneapolis, Minnesota, and three people in its other offices in San Jose, California, and Singapore. Five of these employees work in manufacturing, two work in sales and marketing, two provide professional services such as training and general product assistance, three work in product development and four provide general administrative services. All of Scanner’s employees are working full-time. Scanner’s relationships with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases manufacturing and administrative facilities in Minneapolis, Minnesota and Tempe, Arizona and also maintains sales offices in San Jose, California and Singapore. The leases require monthly base rents plus increases for operating expenses and/or property taxes. Approximate future minimum lease payments are $113,400, $102,000 and $20,100 in 2005 through 2007, respectively. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company to settle all issues with regard to these one-light source inspections systems. The District Court found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. In connection with the settlement, the Company paid its President $160,000 pursuant to a prior agreement (See “Executive Compensation”). The Company recorded the $400,000 settlement less the $160,000 paid to its President in other income in its consolidated financial statements for the year ended December 31, 2003. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms ” an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial date of March 14, 2005 has been set for the ongoing litigation with ICOS. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2005 to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements.

In 2002, the Company brought suit against two law firms that previously represented the Company in the patent litigation described above. The Company demanded a full and complete accounting for the fees and expenses charged by these firms in connection with the patent litigation. The Company paid the law firms the total amount of $558,652 in legal fees and costs. The law firms claimed that the Company owed them an additional $402,984. The trial took place in December 2003. In January 2004, the court decided that the number of hours billed by the law firms was grossly excessive and, therefore, reduced the amount still payable to the law firms by $322,432. At December 31, 2003, the entire amount requested by the law firms of $402,984 was included in accounts payable in the consolidated balance sheet. Scanner reflected the reduction in accounts payable and recorded other income in its consolidated financial statements for the year ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company’s continued need to retain earnings for operations and expansion is likely to limit the Company’s ability to pay future cash dividends.

Market Information

The Company’s Common Stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SCNI.” The following table sets forth, for the period from January 1, 2003 through December 31, 2004, the range of high and low bid information for the Company’s Common Stock on the OTCBB. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	2004		2003

	High	Low	High	Low

First Quarter	1.85	1.10	3.25	1.75
Second Quarter	3.50	1.65	4.25	2.05
Third Quarter	3.05	2.11	2.90	1.50
Fourth Quarter	2.94	1.50	1.65	1.05

The shares of Common Stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by NASD, which may affect the liquidity of the shares.

Holders

There were approximately 900 holders of record of the Company’s Common Stock as of December 31, 2004.

Issuance of Unregistered Securities

The Company issued 6,870 shares of common stock to one individual in October 2004, upon the exercise of warrants at $1.00 per share. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

In December 2004, the Company issued five-year warrants to purchase an aggregate of 40,000 shares of common stock at $2.94 per share to the new Directors of the Company. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

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

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2004 are estimated at $35.31 billion, but are expected to decline by 5.15% in 2005, to a total of $33.49 billion. SEMI expects the market for semiconductor equipment to bounce back in 2006 and to increase by

3.07% to $34.52 billion, before growing 14.76% in 2007, to $39.61 billion. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2004 and 2003. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

The Company’s working capital position improved in 2004 primarily due to profitable operations and to the sale of common stock and warrants in a private placement, the exercise of warrants and the payments of notes receivable for common stock. The Company believes that its working capital at December 31, 2004 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to bad debts, excess inventories, warranty obligations, income taxes, contingencies and litigation. Its estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue recognition;
•	Allowances for doubtful accounts and excess and obsolete inventories;
•	Patent rights;
•	Accounting for income taxes;
•	Accounting and valuation of options and warrants.

Revenue is earned primarily through sales of vision inspection products to distributors and to third party customers. For sales to distributors, revenue is recognized upon shipment as the distributors have no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

Accounts receivable arise from the normal course of selling products on credit to customers. An allowance for doubtful accounts has been provided for estimated uncollectable accounts. Accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. Individual accounts are charged against the allowance when collection efforts have been exhausted.

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess and obsolete inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions.

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years. Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. This evaluation is performed at least annually. An impairment loss is recognized when estimated cash flows to be generated by those assets are less than the carrying value of the assets. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

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

The Company accounts for employee stock options under Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides the disclosures required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Options and warrants to non-employees are accounted for as required by SFAS No. 123.

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

Liquidity and Capital Resources

On August 17, 2004, the Company issued 1,150,000 units (each consisting of one share of common stock and a five year warrant to purchase one share of common stock at $2.90 per share) for $1.30 per unit to an investor in a private placement. The common stock issued in this private placement was valued at $917,830 and the warrants were valued at $577,170 using the Black-Scholes option pricing model. In connection with the private placement, the Company also issued a five-year warrant to purchase 46,000 shares of common stock at $2.90 per share to a selling agent and incurred expenses of $126,655.

In 2004, the Company renewed its previous bank line of credit through August 1, 2005. The line was decreased by $600,000 from $1,300,000 to $700,000 with an interest rate at prime (5.25% at December 31, 2004), and the Company provided the bank with a security interest in its general business assets. The Company’s outstanding indebtedness under the line of credit at December 31, 2004 was $490,000. The line is guaranteed by five individuals who received three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support.

In 2004, the Company received in addition to the above mentioned sale of units, $584,458 from the exercise of warrants and $275,000 in payments on notes receivable for common stock.

The Company believes that its working capital at December 31, 2004 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

At December 31, 2004, the Company’s obligations and commitments to make future payments under debt and lease agreements are as follows:

	Payments due by Year

	2005	2006	2007	Total

Line of credit	$490,000	$—	$—	$490,000

Operating leases	113,400	102,000	20,100	235,500

Total	$603,400	$102,000	$20,100	$725,500

Net cash used by operating activities totaled $592,856 and $426,392 in 2004 and 2003, respectively. Negative operating cashflows in 2004 resulted primarily from the net income of $1,152,724 being offset by net non-cash adjustments of $59,538 relating primarily to a lawsuit settlement and to depreciation and amortization and by net changes in operating assets and liabilities of $1,686,042 relating primarily to accounts receivable and inventory. Negative operating cashflows in 2003 resulted primarily from the net loss of $464,567 and net changes in operating assets and liabilities of $461,784, relating primarily to receivables and accounts payable being offset by net non-cash adjustments of $499,959 relating primarily to depreciation and amortization.

Net cash used by investing activities totaled $25,266 and $14,616 in 2004 and 2003, respectively. The funds were used to purchase property and equipment.

Net cash provided by financing activities totaled $1,903,463 and $580,053 in 2004 and 2003, respectively. Positive financing cashflows related primarily to the net proceeds from the sale of common stock and warrants, the exercise of warrants, and payments received on notes receivable for common stock aggregating $2,227,803 and $625,477 in 2004 and 2003, respectively, offset by the net of new borrowings, changes in borrowings under the line of credit and by payments on notes payable aggregating ($324,340) and ($45,424) in 2004 and 2003, respectively.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Sales for the year ended December 31, 2004, were $5,834,005 compared to $2,833,338 for the year ended December 31, 2003. The sales increase in 2004 relates primarily to increased sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $924,650 to $1,752,335 in the year ended December 31, 2004, from $827,685 in 2003. Cost of goods sold as a percentage of sales increased by 0.8% to 30.0% in 2004 compared to 29.2% in 2003. In 2004, material cost increased 1.5% as a percent of sales. This increase was offset by a decrease in manufacturing costs as a percentage of sales primarily because of the large increase in sales.

Selling, general and administrative expenses increased by $821,177 to $2,155,009 for the year ended December 31, 2004, compared to $1,333,832 in the prior year. The increase in expenses related primarily to increases of approximately $500,000 in salaries and related items, as a result of increased personnel, and increases in marketing expenses, primarily commissions and travel, of approximately $163,700.

Research and development expenses were $504,962 in the year ended December 31, 2004 compared to $530,362 for the year ended December 31, 2003. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users was in its early stages in 2003. The decrease related primarily to reduced personnel costs of approximately $65,600. The development process is continuing.

Legal fees increased by $85,346 to $475,861 in the year ended December 31, 2004, from $390,515 in 2003. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor and costs related to internally developed new patents.

Other income (expense) was $108,486 in the year ended December 31, 2004, compared to ($212,711) in 2003. In 2004, the Company won a lawsuit relating to fees and expenses charged by two law firms previously handling their patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount, which was included in accounts payable at December 31, 2003, was recorded as other income in 2004. In 2003, the Company settled a portion of its litigation relating to its patent infringement claim for $400,000. In connection with the settlement and a prior agreement, the Company paid its President $160,000. The net amount of $240,000 is included in other income in 2003. Interest expense was $226,116 lower in 2004 than it was in 2003, due primarily to the amortization of the warrant valuation related to the renewal of the line of credit in 2003.

The Company recognized no federal income tax expense to offset the income before income taxes in the year ended December 31, 2004 because the income was offset by utilized operating loss carryforwards. The Company recognized no income tax benefit to offset the loss before income taxes in the year ended December 31, 2003, as no tax benefit was available to the Company. The $1,600 of taxes provided in the year ended December 31, 2004 represented minimum state taxes.

The net income for the year ended December 31, 2004 was $1,052,724 ($0.10 basic and $0.08 diluted per share), compared to a net loss of $464,567 ($0.05 per share), in 2003. The change was primarily the result of an increased gross profit of $2,076,017, increased nonoperating income of $321,197 and reduced income taxes of $1,200, offset by increased expenses of $881,123.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales for the year ended December 31, 2003, were $2,833,338 compared to $1,241,215 for the year ended December 31, 2002. The Company’s revenues were adversely affected by the lack of demand in the semiconductor industry which has caused reduced spending by semiconductor manufactures for capital equipment such as that offered by the Company. The sales increase in 2003 related primarily to the initial sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

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

Selling, general and administrative expenses decreased by $269,150 to $1,333,832 for the year ended December 31, 2003, compared to $1,602,982 in the prior year. Decreases in amortization of deferred stock option compensation, professional costs, and license fees of approximately $284,000, $76,000 and $39,000, respectively, were partially offset by increases of approximately $73,000 in salaries and related items, as a result of increased personnel, and an increase of approximately $36,000 in amortization of patent rights. The Company’s 1991 Stock Options and Award Plan was terminated in 2002. All outstanding options were exercised or cancelled at that time, therefore there was no option activity in 2003. Professional costs decreased primarily due to additional costs being incurred in 2002 related to the merger with Southwest Capital Corporation in July 2002. Upon consummation of the merger, the Company became the owner of the patent rights and its licensing agreement was terminated.

Research and development expenses were $530,362 in the year ended December 31, 2003 compared to $798,650 for the year ended December 31, 2002. The research and development activities related to the Company’s development of its own line of robotic inspection systems for sale to end users which activities were in their early stages in 2002. The development process continued in 2003 with the first unit being sold in April 2003. The decrease in expenses related primarily to reduced personnel costs of approximately $197,000.

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

The net loss for the year ended December 31, 2003 was $464,567 ($0.05 per share) compared to a net loss of $2,020,149 ($0.24 per share). The decrease in the net loss was the result of an increase in gross margin of $1,125,851 and decreased operating expenses of $694,534, offset by increased net nonoperating expenses of $190,103 and by increased income taxes of $74,700.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements, and the report of Lurie Besikof Lapidus & Company, LLP, independent auditors, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB on the pages set forth.

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders' equity	F-4

Consolidated statements of cash flows	F-5

Notes to consolidated financial statements	F-6 - F-17

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by Item 9 regarding the Company’s directors and executive officers is incorporated by reference to the Company’s proxy or information statement for its 2005 Annual Meeting of Shareholders under the captions “Determination of Number and Election of Directors,” “Corporate Governance” and “Executive Officers of the Company.”

The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s proxy or information statement for its 2005 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Compliance.”

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s proxy or information statement for its 2005 Annual Meeting of Shareholders under the caption “Executive Compensation.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the Company’s proxy or information statement for its 2005 Annual Meeting of Shareholders under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Equity Compensation Plans

        The following table provides information concerning the Company’s equity compensation plans as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans	734,000	$1.32	266,000
approved by security
holders

Equity compensation plans	40,000	$2.94	0
not approved by security
holders (1)

TOTAL	774,000	$1.40	266,000

(1)     This plan consists of five-year warrants issued to two individuals in connection with their election as outside directors on December 27, 2004, which warrants were immediately exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s proxy or information statement for its 2005 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13. EXHIBITS

See Exhibit Index following the financial pages of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s proxy or information statement for its 2005 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Auditors.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANNER TECHNOLOGIES CORPORATION

DATE: March 14, 2005	/s/ Elwin M Beaty

Elwin M. Beaty
Chief Executive Officer
and Chief Financial Officer

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Elwin M. Beaty and David P. Mork as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

DATE: March 14, 2005	/s/ Elwin M Beaty

Elwin M. Beaty
Chief Executive Officer,
Chief Financial Officer and Director
(Principal executive officer and principal
financial and accounting officer)

DATE: March 14, 2005	/s/ David P. Mork

David P. Mork
Senior Vice President and Director

DATE: March 14, 2005	/s/ Betsy Brenden Radtke

Betsy Brenden Radtke
Director

DATE: March 14, 2005	/s/ Michael A. Thorsland

Michael A. Thorsland
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Scanner Technologies Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Scanner Technologies Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

	/s/	Lurie Besikof Lapidus & Company LLP
Lurie Besikof Lapidus & Company LLP
Minneapolis, Minnesota
February 11, 2005

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,455,423	$170,082
Accounts receivable, less allowances of $40,000	1,518,477	984,338
Inventories, less allowances of $63,000 and $20,000	1,850,852	911,382
Prepaid expenses	52,431	37,418

TOTAL CURRENT ASSETS	4,877,183	2,103,220

PROPERTY AND EQUIPMENT, net	42,239	41,294
PATENT RIGHTS, less accumulated amortization of $149,232 and $87,481	221,274	283,025
OTHER	9,590	17,873

	$5,150,286	$2,445,412

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit	$490,000	$701,000
Notes payable	—	113,340
Accounts payable	404,838	804,128
Accrued expenses	149,804	157,709
Customer deposits	—	20,940

TOTAL CURRENT LIABILITIES	1,044,642	1,797,117

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
11,991,068 and 10,426,459 shares issued and outstanding	5,783,627	4,128,528
Warrants	863,165	411,561
Deferred financing costs, net	—	(176,822)
Notes receivable for common stock	(153,900)	(275,000)
Accumulated deficit	(2,387,248)	(3,439,972)

	4,105,644	648,295

	$5,150,286	$2,445,412

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003

REVENUES	$5,834,005	$2,833,338

COST OF GOODS SOLD	1,752,335	827,685

GROSS PROFIT	4,081,670	2,005,653

OPERATING EXPENSES
Selling, general and administrative	2,155,009	1,333,832
Research and development	504,962	530,362
Legal fees	475,861	390,515

	3,135,832	2,254,709

INCOME (LOSS) FROM OPERATIONS	945,838	(249,056)

OTHER INCOME (EXPENSE)
Other income	335,480	240,399
Interest expense	(226,994)	(453,110)

INCOME (LOSS) BEFORE INCOME TAXES	1,054,324	(461,767)

INCOME TAXES	1,600	2,800

NET INCOME (LOSS)	$1,052,724	$(464,567)

NET INCOME (LOSS) PER SHARE - BASIC	$0.10	$(0.05)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.08	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	11,017,209	10,272,669

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,535,465	10,272,669

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock

	Shares	Amount	Warrants	Deferred Financing Costs	Notes Receivable	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2002	10,000,982	$3,064,941	$—	$—	$—	$(2,975,405)	$89,536

Net loss	—	—	—	—	—	(464,567)	(464,567)

Common stock issued for cash	100,000	250,000	—	—	—	—	250,000

Warrants:
Issued	—	—	574,671	(574,671)	—	—	—
Exercised	325,477	813,587	(163,110)	—	(300,000)	—	350,477

Cash received for notes receivable	—	—	—	—	25,000	—	25,000

Amortization of deferred financing costs	—	—	—	397,849	—	—	397,849

BALANCE AT DECEMBER 31, 2003	10,426,459	4,128,528	411,561	(176,822)	(275,000)	(3,439,972)	648,295

Net income	—	—	—	—	—	1,052,724	1,052,724

Common stock and warrants issued for
cash, net of $126,655 cash and
$23,087 warrants offering costs	1,150,000	768,088	600,257	—	—	—	1,368,345

Warrants exercised	414,609	887,011	(148,653)	—	(153,900)	—	584,458

Cash received for notes receivable	—	—	—	—	275,000	—	275,000

Amortization of deferred financing costs	—	—	—	176,822	—	—	176,822

BALANCE AT DECEMBER 31, 2004	11,991,068	$5,783,627	$863,165	$—	$(153,900)	$(2,387,248)	$4,105,644

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$1,052,724	$(464,567)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	24,321	25,481
Amortization of deferred financing costs	176,822	397,849
Amortization of patent rights	61,751	61,751
Interest expense added to debt principal	—	14,878
Reduction of lawsuit settlement payable	(322,432)	—
Changes in operating assets and liabilities:
Accounts receivable	(534,139)	(816,330)
Income taxes receivable	—	235,900
Inventories	(939,470)	(83,525)
Prepaid expenses and other	(6,730)	(13,200)
Accounts payable	(76,858)	156,607
Accrued expenses	(7,905)	37,824
Customer deposits	(20,940)	20,940

Net cash used by operating activities	(592,856)	(426,392)

INVESTING ACTIVITY
Purchases of property and equipment	(25,266)	(14,616)

FINANCING ACTIVITIES
Net proceeds (payments) on bank line of credit	(211,000)	131,000
Proceeds from notes payable	—	100,000
Payments on notes payable	(113,340)	(276,424)
Net proceeds from sale of common stock and warrants	1,368,345	250,000
Proceeds from exercise of warrants	584,458	350,477
Proceeds from notes receivable for common stock	275,000	25,000

Net cash provided by financing activities	1,903,463	580,053

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,285,341	139,045

CASH AND CASH EQUIVALENTS
Beginning of year	170,082	31,037

End of year	$1,455,423	$170,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$53,243	$52,190
Income taxes	1,600	2,800

Noncash operating, financing and investing activities:
Notes receivable issued for purchase of common stock	153,900	300,000
Warrants exercised	148,653	163,110
Warrants issued in connection with sale of stock and warrants	23,087	—
Warrants issued in connection with line of credit	—	574,671

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies —

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

Revenue Recognition

Revenue is earned primarily through sales of vision inspection products to distributors and to third party customers. For sales to distributors, revenue is recognized upon shipment as the distributors have no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable arise from the normal course of selling products on credit to customers. An allowance for doubtful accounts has been provided for estimated uncollectable accounts. Accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. Individual accounts are charged against the allowance when collection efforts have been exhausted.

Fair Value of Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, bank line of credit, notes payable, accounts payable, accrued expenses and customer deposits approximate their fair values.

Inventories

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess and obsolete inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term.

Patent Rights

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years, the deemed useful lives of the patents.

Long-Lived Assets

All long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. This evaluation is performed at least annually. An impairment loss is recognized when estimated cash flows to be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

Product Warranty

An accrual is provided for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

Accounting for Stock-Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company has not adopted Statement of Accounting Standards (SFAS) No. 123 to expense stock options and continues to apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee/director stock options and warrants. Accordingly, any compensation cost for stock options and warrants is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s/director’s option and warrant exercise price. Any resulting compensation expense is amortized ratably over the related vesting period. Options and warrants to non-employees/directors are accounted for as required by SFAS No. 123.

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

If the Company recognized warrant and stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, the pro forma net loss and per share disclosures for the year ended December 31, 2003 would remain the same as reported. For the year ended December 31, 2004, net income and per share disclosures would change to the pro forma amounts below:

Net income:
As reported	$1,052,724
Warrant and stock option amortization cost	(63,192)

Pro forma	$989,532

Net income per share – basic:
As reported	$.10
Warrant and stock option amortization cost	(.01)

Pro forma	$.09

Net income per share – diluted:
As reported	$.08
Warrant and stock option amortization cost	—

Pro forma	$.08

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

Credit Risk

The Company maintains cash and cash equivalents in bank accounts which may exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East and the United States.

Reclassifications

Certain reclassifications were made to the 2003 financial statements to make them comparable with 2004. The reclassifications did not affect previously reported stockholders’ equity, net loss, or net cash flows.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidulitive converted their holdings into common stock. The dilutive effect of warrants and options included 1,518,256 additional shares for the year ended December 31, 2004.

Options and warrants to purchase 1,259,569 and 3,015,289 shares of common stock with a weighted average exercise price of $2.80 and $1.44 were excluded from the diluted computation for the years ended December 31, 2004 and 2003, respectively, because they were antidulitive.

Recently Issued Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” was revised, which revision superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This revised Statement (SFAS No. 123(R)) eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual period that begins after December 15, 2005, which for the Company will be its first quarter of the year ending December 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards for which the requisite service has not been rendered that are outstanding as of the required effective date. These new accounting rules will lead to a decrease in reported earnings and the Company has not yet determined the exact impact SFAS No. 123(R) will have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,”an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of ARB No. 43. The amendments clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.

The adoption of SFAS Nos. 153 and 151 is expected to have no material impact on the Company’s consolidated financial statements.

The adoption of the following standards did not impact the Company’s consolidated financial statements for the years presented.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” FIN No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Since the Company does not have any variable interest entities, this Interpretation did not impact the Company’s consolidated financial statements for the years presented.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin No. 104 (SAB No. 104), “Revenue Recognition.” SAB No. 104 clarifies existing guidance regarding revenue recognition. The Company’s adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial statements for the years presented.

2.	Inventories —

Inventories consisted of the following:

	December 31,

	2004	2003

Finished goods	$446,802	$134,598
Subassemblies	333,633	189,186
Raw-materials, less allowances of $63,000 and $20,000	1,070,417	587,598

	$1,850,852	$911,382

3.	Property and Equipment —

Property and equipment consisted of the following:

	December 31,		Estimated Useful
	2004	2003	Lives - Years
Furniture and fixtures	$144,167	$118,902	3 to 7
Machinery and equipment	70,595	70,595	5 to 7
Leasehold improvements	20,866	20,866	1 to 3

	235,628	210,363
Less accumulated depreciation	193,389	169,069

	$42,239	$41,294

4.	Bank Line of Credit —

In 2004, the Company renewed its previous bank line of credit through August 1, 2005. The line was decreased from $1,300,000 to $700,000 with an interest rate at prime (5.25% and 4.00% at December 31, 2004 and 2003, respectively), and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by five individuals who received three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support. The warrants had no market value as determined by the Black-Scholes option pricing model.

The former bank line of credit was guaranteed by nine individuals who received, in 2003, for their financial support: (a) five-year warrants to purchase 325,000 shares of the Company’s common stock at $2.75 per share and (b) thirty-day warrants to purchase an additional 325,000 shares of the Company’s common stock at $2.00 per share. Provided the guarantor paid cash for at least one half of the shares subject to their thirty-day warrant, such guarantor was permitted to purchase the remainder of the shares with a promissory note, collateralized by the shares purchased, payable one year from date of exercise. The guarantors exercised all such warrants in exchange for aggregate cash payments to the Company of $350,000 and one year promissory notes issued to the Company with an aggregate principal amount of $300,000. One of the promissory notes in the amount of $25,000 was paid in 2003. The remaining notes were paid in 2004. In connection with the exercise of their thirty-day warrants, the guarantors were granted two-year warrants to purchase an additional 650,000 shares of the Company’s common stock at $2.00 per share. All of the warrants issued to the guarantors had a market value of $574,671 as determined by the Black-Scholes option pricing model. The $574,671 was recorded as deferred financing costs. These costs were amortized over the term of the line of credit, and the net unamortized balance was offset against stockholders’ equity.

5.	Notes Payable —

Notes payable at December 31, 2003 consisted of the following:

4.25%, due April 8, 2004	$100,000
Non-interest bearing, due on demand	13,340

$113,340

In connection with the $100,000 note payable issued in 2003, the Company also issued three-year warrants to purchase 25,000 shares of common stock at $2.75 per share. The warrants had no market value as determined by the Black-Scholes option pricing model.

Interest on a note payable to the President of the Company, which was paid in 2003, was $14,878 for 2003.

6.	Stockholders’ Equity —

Private Placement Offerings

On August 17, 2004, the Company issued 1,150,000 units (each consisting of one share of common stock and a five year warrant to purchase one share of common stock at $2.90 per share) for $1.30 per unit to an investor in a private placement. The common stock issued in this private placement was valued at $917,830 and the warrants were valued at $577,170 using the Black-Scholes option pricing model. In connection with the private placement, the Company also issued a five-year warrant to purchase 46,000 shares of common stock at $2.90 per share to a selling agent and incurred expenses of $126,655. This warrant was valued at $23,087 using the Black-Scholes option pricing model.

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

Stock Options

In 2004, the Company’s Board of Directors adopted and the shareholders approved the 2004 Equity Incentive Plan. The Plan authorizes the granting of nonqualified or incentive stock options and restricted stock to officers, directors, consultants, advisors and employees for up to 1,000,000 shares of common stock. Vesting and award terms are at the discretion of the Board of Directors or a committee appointed by the Board, but incentive stock options cannot exceed ten years.

Stock option activity for the year ended December 31, 2004 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding, beginning of year	—	$—
Granted	764,000	1.32
Forfeited	(30,000)	1.20

Outstanding, end of year	734,000	1.32

The weighted-average grant date fair value for options granted was as follows:

	Options	Fair Value
Option price equals stock price	394,000	$.28
Option price greater than stock price	370,000.07

	764,000.18

Stock options outstanding and exercisable at December 31, 2004 are as follows:

	Outstanding
Exercise Price	Options	Weighted-Average Remaining Contractual Life-Years	Exercisable Options
$1.20	304,000	6.1	143,000
1.32	330,000	4.1	160,000
1.50	60,000	6.3	20,000
2.00	40,000	1.3	40,000

	734,000	4.9	363,000

Stock Warrants

The Company issued warrants related to line of credit financing, services and issuances of common stock.

In 2004, the Company issued three-year warrants to purchase an aggregate of 202,250 shares of common stock at $3.50 per share to eleven individuals as an incentive to exercise warrants, which warrants were exercised between June 23 and August 17, 2004. The newly issued warrants had no market value as determined by the Black-Scholes option pricing model. The Company also issued five-year warrants to purchase an aggregate of 40,000 shares of common stock at $2.94 per share to the two new directors of the Company. The warrants had a market value of $18,730 as determined by the Black-Scholes option pricing model. Since the warrants were issued to directors, they are included in the Note 1 pro forma disclosure along with the employee incentive stock options.

In August 2004, warrants to purchase 114,000 shares of common stock at $1.35 per share were exercised in exchange for a 4.25% note receivable in the amount of $153,900. The note is due in one year and is collateralized by the stock.

In 2003, the Company issued five-year warrants to purchase 250,000 shares of common stock at $1.35 per share in exchange for professional services related to financing arrangements. The warrants had no market value as determined by the Black-Scholes option pricing model.

Warrant activity was as follows:

	Warrants		Weighted-Average Exercise Price
	Year Ended December 31,		Year Ended December 31,
	2004	2003	2004	2003
Outstanding, beginning of year	3,571,291	2,296,768	$1.51	$1.18
Issued	1,613,250	1,600,000	3.04	2.08
Exercised	(414,609)	(325,477)	1.78	2.00

Outstanding, end of year	4,769,932	3,571,291	2.00	1.51

The weighted-average grant-date fair value for warrants issued was as follows:

	2004		2003

	Warrants	Fair Value	Warrants	Fair Value

Warrant price less than stock price	1,196,000	$.50	975,000	$.55
Warrant price equals stock price	40,000.47		—	—
Warrant price greater than stock price	377,250.00		625,000.07

	1,613,250.38		1,600,000.36

Warrants outstanding and exercisable at December 31, 2004 are as follows:

	Outstanding
Exercise Price	Warrants	Weighted-Average Remaining Contractual Life-Years	Exercisable Warrants
$1.00	2,048,402	2.6	2,048,402
1.35	115,000	3.9	115,000
2.00	387,500	.4	387,500
2.70	237,780	2.6	237,780
2.75	350,000	3.1	350,000
2.90	1,196,000	4.6	1,196,000
2.94	40,000	5.0	40,000
3.00	18,000	1.4	18,000
3.50	377,250	2.6	377,250

	4,769,932	3.0	4,769,932

Assumptions

The fair value of options and warrants is estimated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003

Risk-free interest rate	3.34%	2.12%
Expected life-years	4.96	2.85
Expected volatility	0.00%	0.00%
Expected dividend rate	0.00%	0.00%
7.	Income Taxes —

The income tax provisions of $1,600 and $2,800 for the years ended December 31, 2004 and 2003, respectively, represent taxes currently payable.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

	Year Ended December 31,

	2004	2003

Taxes (benefit) at statutory tax rate	34.0%	(34.0)%
Effect of net operating loss	(40.1)	9.6
Nondeductible interest expense	5.7	29.3
Extraterritorial income exclusion	—	(14.0)
Other	0.5	9.7

	0.1%	0.6%

Significant components of net deferred tax assets are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Operating loss carryovers	$—	$423,100
Tax credit carryovers	69,700	58,400
Other temporary differences	98,800	96,500
Valuation allowance	(168,500)	(578,000)

Net deferred tax	$—	$—

The valuation allowance was provided as it is probable the deferred tax assets will not be realized. The valuation allowance increased (decreased) $(409,500) and $98,800 in 2004 and 2003, respectively, primarily because of the Company’s inability (ability) to utilize net operating losses.

State tax effects are immaterial and not separately disclosed.

8.	Employee Benefit Plan —

The Company maintains a 401(k) plan for its employees. The employees are allowed to contribute to the Plan as provided under the law. Any matching contributions by the Company are at the discretion of the Board of Directors. There were no matching contributions for the years ended December 31, 2004 and 2003.

9.	Commitments —

Operating Leases

Facilities are leased under operating leases expiring through 2007. The leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Rent expense for all leases was approximately $164,300 and $155,300 for 2004 and 2003, respectively.

Approximate future minimum lease payments are as follows:

Year	Amount

2005	$113,400
2006	102,000
2007	20,100

$235,500

Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer at an annual salary of $280,000. The agreement also contains a provision that requires the Company to pay an amount equal to the annual salary if he is terminated without cause. The agreement can be terminated by either party with a 30-day written notice to the other.

The Company has an employment agreement with its Senior Vice President at an annual salary of $156,000. The agreement also contains a provision that requires the Company to pay an amount equal to one half the annual salary if he is terminated without cause. The agreement can be terminated by either party with a 30-day written notice to the other.

10.	Major Customers and Geographic Information –

The following table shows by major customer and by country the percentage of revenues for the respective years and the percentage of receivables at December 31 of the respective years:

Major Customers

2004	2003

Customer (Location)	Revenues	Receivables	Revenues	Receivables
A (Singapore)	32%	26%	33%	54%
B (Japan)	17	—	13	—
C (Taiwan)	13	27	—	—
D (Korea)	8	15	—	—
E (Taiwan)	5	—	20	16
F (Taiwan)	1	1	7	10

Geographic Information

	2004	2003

Revenues
Singapore	$2,200,200	$1,130,300
Taiwan	1,076,000	704,300
Japan	997,100	368,100
Korea	460,000	—
Malaysia	325,700	36,300
Others outside the United States	236,005	114,338
United States	539,000	480,000

	$5,834,005	$2,833,338

Property and Equipment, net
United States	$41,596	$40,222
Outside the United States	643	1,072

	$42,239	$41,294

11.	Contingencies and Uncertainty —

In an agreement dated April 19, 2002, the Company’s President and Chief Executive Officer (President) forgave the payment of his accrued salary of $1,245,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its President 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s President receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its President.

To provide the Company’s Senior Vice President with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay him 20% of the remaining proceeds, if any, Scanner receives out of the current ongoing litigation, and 25% of the remaining proceeds, if any, that Scanner may receive out of any future litigation involving the licensed patents, and that remain after the aforesaid payments to the Company and its President have been made out of such proceeds.

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003, to settle all issues with regard to these one-light source inspections systems. The District Court found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The Company recorded the $400,000 settlement less the $160,000 paid to its President in other income in its consolidated financial statements for the year ended December 31, 2003. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial date of March 14, 2005 has been set for the ongoing litigation with ICOS. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2005 to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements.

In 2002, the Company brought suit against two law firms that previously represented the Company in the patent litigation described above. The Company demanded a full and complete accounting for the fees and expenses charged by these firms in connection with the patent litigation. The Company paid the law firms the total amount of $558,652 in legal fees and costs. The law firms claimed that the Company owed them an additional $402,984. The trial took place in December 2003. In January 2004, the court decided that the number of hours billed by the law firms was grossly excessive and, therefore, reduced the amount still payable to the law firms by $322,432. At December 31, 2003, the entire amount requested by the law firms of $402,984 was included in accounts payable in the consolidated balance sheet. Scanner reflected the reduction in accounts payable and recorded other income in its consolidated financial statements for the year ended December 31, 2004.

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant — incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant — incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1	License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E.Beaty — incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.2	Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary — incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.3	Lease Agreement dated December 7, 2000 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises — incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.4	Amendment to Lease dated December 15, 2003 and Second Amendment to Lease dated January 21, 2004 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises — incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report Form 10-KSB for year ended December 31, 2003

10.5	Amendment to Lease Agreement dated November 21, 2003 between Registrant and Parkers Lake II Realty Corp. relating to Registrant’s Minnesota premises — incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report Form 10-KSB for year ended December 31, 2003

10.6	Employment Agreement dated January 1, 2004 between the Company and Elwin M. Beaty — incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004**

10.7	Employment Agreement dated January 1, 2004 between the Company and David P. Mork — incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004**

10.8	Business Loan Agreement dated March 28, 2002 between the Company and Bremer Bank, N.A. — incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2004

E-1

Exhibit Number	Description

10.9	Promissory Note dated March 31, 2003 in favor of Bremer Bank, N.A., Commercial Security Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A. and Change in Terms Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A. — incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004

10.10	Change in Terms Agreements dated June 22, 2004 and October 22, 2004 between the Company and Bremer Bank, N.A. — incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2004

10.11	2004 Equity Incentive Plan — incorporated by reference to Appendix to Registrant’s Information Statement for its 2004 Annual Shareholders Meeting filed on June 2, 2004**

10.12*	Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan**

10.13*	Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan**

10.14*	Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Betsy Brenden Radtke**

10.15*	Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Michael A. Thorsland**

21.1	Subsidiary of the Registrant-incorporated by reference to Exhibit 21 to the Registrant's Quarterly Report Form 10-QSB filed on November 14, 2002

23.1*	Consent of Lurie Besikof Lapidus & Company, LLP

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

** Management agreement or compensatory plan or arrangement.

E-2