Form 10QSB
period 2005-03-31
SCANNER TECHNOLOGIES CORP
filed 2005-05-16
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

New Mexico (State or other jurisdiction of incorporation or organization)	85-0169650 (IRS Employer Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices)

(763) 476-8271
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

The Issuer had 12,061,068 shares of Common Stock, no par value, outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES	$504,219	$1,249,784

COST OF GOODS SOLD	235,630	352,600

GROSS PROFIT	268,589	897,184

OPERATING EXPENSES
Selling, general and administrative	639,752	564,172
Research and development	46,090	93,290
Legal fees	490,390	68,503

	1,176,232	725,965

INCOME (LOSS) FROM OPERATIONS	(907,643)	171,219

OTHER INCOME (EXPENSE)
Other income	2,086	322,432
Interest expense	(6,663)	(151,579)

INCOME (LOSS) BEFORE INCOME TAXES	(912,220)	342,072

INCOME TAXES	1,200	1,800

NET INCOME (LOSS)	$(913,420)	$340,272

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED	$(0.08)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,028,735	10,426,724

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,028,735	10,976,340

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,238,114	$1,455,423
Accounts receivable, less allowance of $40,000	1,152,483	1,518,477
Inventories, less allowance of $81,000 and $63,000	1,881,388	1,850,852
Prepaid expenses	32,944	52,431

TOTAL CURRENT ASSETS	4,304,929	4,877,183

PROPERTY AND EQUIPMENT	42,648	42,239

PATENT RIGHTS	205,836	221,274

OTHER	9,590	9,590

	$4,563,003	$5,150,286

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank line of credit	$490,000	$490,000
Accounts payable	649,257	404,838
Accrued expenses	119,022	149,804

TOTAL CURRENT LIABILITIES	1,258,279	1,044,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
12,053,568 and 11,991,068 shares issued and outstanding	5,883,752	5,783,627
Stock options and warrants	875,540	863,165
Notes receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(3,300,668)	(2,387,248)

	3,304,724	4,105,644

	$4,563,003	$5,150,286

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(913,420)	$340,272
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
Depreciation	5,229	4,605
Amortization of patent rights	15,438	15,438
Stock option compensation expense	33,000	—
Amortization of deferred financing costs	—	132,617
Reduction of lawsuit settlement payable	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	365,994	20,690
Inventories	(30,536)	(175,319)
Prepaid expenses and other	19,487	(16,351)
Accounts payable	244,419	98,287
Accrued expenses	(30,782)	84,788
Customer deposits	—	(20,940)

Net cash provided (used) by operating activities	(291,171)	161,655

INVESTING ACTIVITY
Purchases of property and equipment	(5,638)	(3,539)

FINANCING ACTIVITIES
Proceeds from the exercise of stock options and warrants	79,500	265
Net payments on bank line of credit	—	(111,000)

Net cash provided (used) by financing activities	79,500	(110,735)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(217,309)	47,381

CASH AND CASH EQUIVALENTS
Beginning of period	1,455,423	170,082

End of period	$1,238,114	$217,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,663	$7,422
Income taxes	1,200	1,800

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies —

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

Nature of Business

The Company invents, develops and markets machine-vision inspection products that are used in the semiconductor industry for the inspection of integrated circuits. The Company’s customer base is small in numbers and global in location.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly-owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and registered in Singapore. All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, bank line of credit, accounts payable and accrued expenses approximate their fair values.

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

If the Company recognized warrant and stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, the pro forma net income (loss) per share — basic and diluted would remain the same as reported for the three months ended March 31, 2005 and 2004. The net income (loss) for the three months ended March 31, 2005 and 2004 would change to the pro forma amounts below:

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$(913,420)	$340,272
Warrant and stock option amortization cost	(12,454)	(7,651)

Pro forma	$(925,874)	$332,621

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of options and warrants included 549,616 additional shares for the three months ended March 31, 2004.

Options and warrants to purchase 5,479,099 and 1,572,225 shares of common stock with a weighted average exercise price of $1.91 and $2.15 were excluded from the diluted computation for the three months ended March 31, 2005 and 2004, respectively, because they were antidulitive.

2.	Contingencies and Uncertainty —

In an agreement dated April 19, 2002, the Company’s President and Chief Executive Officer (President) forgave the payment of his accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its President 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s President receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its President.

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

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. In 2003, pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company to settle all issues with regard to these one-light source inspections systems. The District Court found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The Company recorded the $400,000 settlement less the $160,000 paid to its President in other income in its consolidated financial statements for the year ended December 31, 2003. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the U. S. District Court for the Southern District of New York regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. The judge is not expected to issue his decision on the case before June 2005. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2005 to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements.

In 2002, the Company brought suit against two law firms that previously represented the Company in the patent litigation described above. The Company demanded a full and complete accounting for the fees and expenses charged by these firms in connection with the patent litigation. The Company paid the law firms the total amount of $558,652 in legal fees and costs. The law firms claimed that the Company owed them an additional $402,984. The trial took place in December 2003. In January 2004, the court decided that the number of hours billed by the law firms was grossly excessive and, therefore, reduced the amount still payable to the law firms by $322,432. At December 31, 2003, the entire amount requested by the law firms of $402,984 was included in accounts payable in the consolidated balance sheet. Scanner reflected the reduction in accounts payable and recorded other income in its consolidated financial statements for the quarter ended March 31, 2004.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (Scanner) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation.”Forward-looking statements also include statements in which words such as “may,” “will,” “should,”“could,” “expect,” “anticipate,” “intend,” “plan,” “believe,”“estimate,” “predict,” “potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

GENERAL

The Company generates revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The products include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users, as well as complete machine-vision inspection systems that the Company sells to end users. Because the Company sells relatively few of its devices each year, the Company’s business is characterized by uneven quarterly results that are dependent on the timing of sales and revenue recognition.

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2004 totaled $37.08 billion, but are expected to decline in 2005 to a total of $33.49 billion. SEMI expects the market for semiconductor equipment to bounce back in 2006 and to increase by 3.07% to $34.52 billion, before growing 14.76% in 2007, to $39.61 billion. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2004, whereas operations in the first quarter of 2005 are adversely affected by a lack of demand in the semiconductor marketplace. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

In addition to general trends in the semiconductor marketplace, the Company must compete for sales with other providers of machine-vision inspection equipment, most of whom are larger, better financed and offer a broader selection of products. The Company must compete on the basis of price, product performance including speed and size of defects detected, ease of use and technological advancement. During 2003, the Company commenced sales of its VisionFlex inspection systems. The Company must continue research and development to improve existing products and introduce new products in order to compete effectively with other providers of inspection equipment.

The Company’s working capital position improved in 2004 primarily due to profitable operations and to the sale of common stock and warrants in a private placement, the exercise of warrants and the payments of notes receivable for common stock. During the three months ended March 31, 2005, the working capital position decreased primarily due to the net effect of the operating loss offset by the exercise of stock options. The Company believes that its working capital at March 31, 2005 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Sales for the three months ended March 31, 2005, were $504,219 compared to $1,249,784 for the three months ended March 31, 2004. The sales decrease in 2005 relates primarily to decreased sales of the Company’s robotic inspection systems to end users and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold decreased by $116,970 to $235,630 in the three months ended March 31, 2005, from $352,600 in 2004. Cost of goods sold as a percentage of sales increased by 18.5% to 46.7% in 2005 compared to 28.2% in 2004. In 2005, material cost increased 1.8% as a percent of sales. This increase was supplemented by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses increased by $75,580 to $639,752 for the three months ended March 31, 2005, compared to $564,172 in the same quarter of 2004. The increase in expenses related primarily to increases in other professional fees of approximately $44,000, relating to Company marketing and financing activities and directors fees, and $33,000 of stock option compensation expense.

Research and development expenses were $46,090 in the three months ended March 31, 2005 compared to $93,290 for the three months ended March 31, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems for sale to end users. The decrease in expenses related primarily to reduced personnel costs of approximately $46,000. The development process is continuing.

Legal fees increased by $421,887 to $490,390 in the three months ended March 31, 2005, from $68,503 in the same quarter of 2004. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other income (expense) was ($4,577) in the three months ended March 31, 2005, compared to $170,853 in the same quarter of 2004. In 2004, the Company won a lawsuit relating to fees and expenses charged by two law firms previously handling its patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount, which was included in accounts payable at December 31, 2003, was recorded as other income in the three months ended March 31, 2004. Interest expense was $144,916 lower in the first quarter of 2005 than it was in the first quarter of 2004, due primarily to the difference in amortization of the warrant valuation related to the renewal of the line of credit in the same quarter of 2003.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended March 31, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the three months ended March 31, 2004 because the income was offset by operating loss carryforwards. The taxes provided in both periods represented minimum state taxes.

The net loss for the three months ended March 31, 2005 was $913,420, or $.08 per share, compared to net income of $340,272, or $.03 per share in the same quarter of 2004. The change was the result of decreased gross profit of $628,595, increased operating expenses of $450,267 and decreased net other income of $175,430 offset by reduced income taxes of $600.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE THREE MONTHS ENDED MARCH 31, 2005)

In 2004, the Company renewed its previous line of credit through August 1, 2005. The line was decreased by $600,000 from $1,300,000 to $700,000 with an interest rate at prime (5.75% at March 31, 2005) and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by five individuals who received three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support. The Company’s outstanding indebtedness under the line was $490,000 at March 31, 2005.

The Company believes that the line of credit, existing working capital and anticipated cash flows from equity investments will be adequate to satisfy projected operating and capital requirements for the next 12 months.

Net cash used by operating activities for the three months ended March 31, 2005 totaled $291,171. Negative operating cashflows resulted primarily from the net loss of $913,420 for the period being offset by net non-cash adjustments of $53,667 relating primarily to stock option compensation expense and depreciation and amortization and by net changes in operating assets and liabilities of $568,582 relating primarily to a decrease in receivables and an increase in accounts payable.

Net cash used by investing activities for the three months ended March 31, 2005 totaled $5,638. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 totaled $79,500. The amount relates to proceeds from the exercise of stock options.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003, to settle all issues with regard to these one-light source inspections systems. The District Court found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the U. S. District Court for the Southern District of New York regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284 and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. The judge is not expected to issue his decision on the case before June 2005. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2005 to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on page following signature page.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation

Dated: May 16, 2005	By:	/s/ Elwin M. Beaty

Elwin M. Beaty Its Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2005

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant – incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant – incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.