Form 10QSB
period 2005-06-30
SCANNER TECHNOLOGIES CORP
filed 2005-08-15
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Exact name of small business issuer as specified in its charter)

New Mexico (State or other jurisdiction of incorporation or organization)	85-0169650 (IRS Employer Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices)

(763) 476-8271
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The Issuer had 12,216,068 shares of Common Stock, no par value, outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

Table of Contents

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES	$451,119	$1,752,159	$955,338	$3,001,943

COST OF GOODS SOLD	230,636	489,387	466,266	841,987

GROSS PROFIT	220,483	1,262,772	489,072	2,159,956

OPERATING EXPENSES
Selling, general and administrative	453,704	528,216	1,093,456	1,092,388
Research and development	31,670	95,002	77,760	188,292
Legal fees	139,422	64,025	629,812	132,528

	624,796	687,243	1,801,028	1,413,208

INCOME (LOSS) FROM OPERATIONS	(404,313)	575,529	(1,311,956)	746,748

OTHER INCOME (EXPENSE)
Other income (expense), net	2,087	11,510	4,173	333,942
Interest expense	(7,772)	(54,616)	(14,435)	(206,195)

INCOME (LOSS) BEFORE INCOME TAXES	(409,998)	532,423	(1,322,218)	874,495

INCOME TAXES	700	0	1,900	1,800

NET INCOME (LOSS)	$(410,698)	$532,423	$(1,324,118)	$872,695

NET INCOME (LOSS) PER SHARE – BASIC	$(0.03)	$0.05	$(0.11)	$0.08

NET INCOME (LOSS) PER SHARE – DILUTED	$(0.03)	$0.04	$(0.11)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,136,818	10,432,785	12,082,776	10,429,755

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,136,818	12,418,094	12,082,776	11,756,315

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,372,088	$1,455,423
Accounts receivable, less allowance of $40,000	967,872	1,518,477
Inventories, less allowances of $117,000 and $63,000	1,770,036	1,850,852
Prepaid expenses	30,566	52,431

TOTAL CURRENT ASSETS	4,140,562	4,877,183

PROPERTY AND EQUIPMENT, net	37,313	42,239

PATENT RIGHTS, net	190,398	221,274

OTHER	28,819	9,590

	$4,397,092	$5,150,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$490,000	$490,000
Accounts payable	573,461	404,838
Accrued expenses	120,605	149,804

TOTAL CURRENT LIABILITIES	1,184,066	1,044,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
12,216,068 and 11,991,068 shares issued and outstanding	6,434,551	5,783,627
Warrants	643,741	863,165
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(3,711,366)	(2,387,248)

	3,213,026	4,105,644

	$4,397,092	$5,150,286

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(1,324,118)	$872,695
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation	10,564	10,244
Amortization of patent rights	30,876	30,876
Stock option compensation expense	33,000	—
Amortization of deferred financing costs	—	176,822
Lawsuit settlement	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	550,605	(387,368)
Inventories	80,816	(733,484)
Prepaid expenses and other	2,636	(10,758)
Accounts payable	168,623	261,272
Accrued expenses	(29,199)	65,723
Customer deposits	—	(20,940)

Net cash used by operating activities	(476,197)	(57,350)

INVESTING ACTIVITY
Purchases of property and equipment	(5,638)	(17,478)

FINANCING ACTIVITIES
Net payments on bank line of credit	—	(11,000)
Payments on notes payable	—	(113,340)
Proceeds from the exercise of warrants and stock options	398,500	53,239
Proceeds from notes receivable for common stock	—	275,000

Net cash provided by financing activities	398,500	203,899

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,335)	129,071

CASH AND CASH EQUIVALENTS
Beginning of period	1,455,423	170,082

End of period	$1,372,088	$299,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$14,435	$32,444
Income taxes	1,900	1,800

Noncash financing activities:
Warrants exercised and expired	219,424	14,157

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies –

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company has not adopted Statement of Accounting Standards (SFAS) No. 123 or SFAS No. 123R which expense stock options and continues to apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee/director stock options and warrants. Accordingly, any compensation cost for stock options and warrants is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s/director’s option and warrant exercise price. Any resulting compensation expense is amortized ratably over the related vesting period. Options and warrants to non-employees/directors are accounted for as required by SFAS No. 123.

The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate. Since the Company has not yet adopted SFAS No. 123R and the Company’s stock is thinly traded, volatility is set at 0% as permitted by SFAS No. 123.

If the Company recognized warrant and stock option compensation expense based on fair value at date of grant, consistent with the methods prescribed by SFAS No. 123, the pro forma net income (loss) per share – basic and diluted would remain the same as reported for all periods. The net income (loss) for the three and six month periods ended June 30, 2005 and 2004 would change to the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(410,698)	$532,423	$(1,324,118)	$872,695
Warrant and stock option amortization cost	(12,454)	(13,280)	(24,907)	(20,931)

Pro forma	$(423,152)	$519,143	$(1,349,025)	$851,764

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of options and warrants included 1,985,309 and 1,326,560 additional shares in the three and six months ended June 30, 2004, respectively.

Options and warrants to purchase 5,358,182 and 375,000 shares of common stock with a weighted average exercise price of $1.92 and $2.77 were excluded from the diluted computation for the three months ended June 30, 2005 and 2004, respectively, because they were antidulitive. Options and warrants to purchase 5,453,849 and 672,225 shares of common stock with a weighted average exercise price of $1.92 and $2.59 were excluded from the diluted computation for the six months ended June 30, 2005 and 2004, respectively, because they were antidulitive.

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

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and methods. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. In 2003, pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company to settle all issues with regard to these one-light source inspection systems. The District Court found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. In connection with the settlement, the Company paid its President $160,000 pursuant to the agreement noted above. The Company recorded the $400,000 settlement less the $160,000 paid to its President in other income in its consolidated financial statements for the year ended December 31, 2003. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the U. S. District Court for the Southern District of New York regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. It is not known when the judge will issue his decision on the case. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses in 2005 to pursue its claims.

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

In July 2005, ICOS Vision Systems Corp. N.V. and ICOS Vision Systems, Inc. (collectively, “ICOS”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York. ICOS is seeking a declaratory judgment with respect to certain patents held by Scanner finding that ICOS does not infringe such patents and that such patents are invalid. ICOS is also seeking a declaratory judgment finding that U.S. companies that purchase electronic components such as Ball Grid Array devices inspected on ICOS systems in foreign countries are not liable as infringers of such patents and injunctive relief enjoining Scanner from threatening such purchasers with claims of infringement. ICOS is seeking damages of unspecified amounts, as well as costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

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

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2004 totaled $37.11 billion, but are expected to decline in 2005 to a total of $32.63 billion. SEMI expects the market for semiconductor equipment to bounce back in 2006 and to increase by 8.17% to $35.28 billion, before growing 10.16% in 2007, to $38.86 billion. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2004, whereas operations in 2005 are adversely affected by a lack of demand in the semiconductor marketplace. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

The Company is reviewing the possibility of licensing its technologies to third parties to provide additional revenues. There is, however, no assurance that the Company will be successful in obtaining licenses on financially advantageous terms, and the Company may need to initiate lawsuits, and incur legal fees and other costs, to force potential licensees to acknowledge our proprietary rights and enter into appropriate licenses.

The Company’s working capital position improved in 2004 primarily due to profitable operations and to the sale of common stock and warrants in a private placement, the exercise of warrants and the payments of notes receivable for common stock. During the six months ended June 30, 2005, the working capital position decreased primarily due to the net effect of the operating loss offset by the cash proceeds from the exercise of stock options and warrants. The Company believes that its working capital at June 30, 2005 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

  Revenue recognition;
  Allowances for doubtful accounts and excess and obsolete inventories;
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

The Company estimates the fair value of warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate. Since the Company has not yet adopted SFAS No. 123R and the Company’s stock is thinly traded, the Company is essentially a nonpublic entity. Therefore, volatility is set at 0% as permitted by SFAS No. 123.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Sales for the three months ended June 30, 2005, were $451,119 compared to $1,752,159 for the three months ended June 30, 2004. The sales decrease in 2005 relates primarily to decreased sales of the Company’s robotic inspection systems to end users and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold decreased by $258,751 to $230,636 in the three months ended June 30, 2005, from $489,387 in 2004. Cost of goods sold as a percentage of sales increased by 23.2% to 51.1% in 2005 compared to 27.9% in 2004. In 2005, material cost increased 5.9% as a percent of sales. This increase was supplemented by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses decreased by $74,512 to $453,704 for the three months ended June 30, 2005, compared to $528,216 in the same quarter of 2004. The decrease in expenses related primarily to decreases in salaries and related expenses of approximately $54,000 because of fewer personnel and decreases in marketing related expenses of approximately $50,000 offset by increases in professional fees of approximately $39,000.

Research and development expenses were $31,670 in the three months ended June 30, 2005 compared to $95,002 for the three months ended June 30, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems for sale to end users. The decrease in expenses was related primarily to reduced personnel costs. The development process is continuing.

Legal fees increased by $75,397 to $139,422 in the three months ended June 30, 2005, from $64,025 in the same quarter of 2004. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other expense was $5,685 in the three months ended June 30, 2005, compared to $43,106 in the same quarter of 2004. Interest expense was $46,844 lower in the second quarter of 2005 than it was in the second quarter of 2004, due primarily to the difference in amortization of the warrant valuation related to the renewal of the line of credit in 2003.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended June 30, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the three months ended June 30, 2004 because the income was offset by operating loss carryforwards. The taxes provided in the three months ended June 30, 2005 represented minimum state taxes.

The net loss for the three months ended June 30, 2005 was $410,698, or $.03 per share, compared to net income of $532,423, or $.05 per share in the same quarter of 2004. The change was the result of decreased gross profit of $1,042,289 and an increase of $700 in income taxes, offset by decreased operating expenses of $62,447 and decreased net other expense of $37,421.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Sales for the six months ended June 30, 2005, were $955,338 compared to $3,001,943 for the six months ended June 30, 2004. The sales decrease in 2005 relates primarily to decreased sales of the Company’s robotic inspection systems to end users and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold decreased by $375,721 to $466,266 in the six months ended June 30, 2005, from $841,987 in 2004. Cost of goods sold as a percentage of sales increased by 20.8% to 48.8% in 2005 compared to 28.0% in 2004. In 2005, material cost increased 2.1% as a percent of sales. This increase was supplemented by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses increased by $1,068 to $1,093,456 for the six months ended June 30, 2005, compared to $1,092,388 in the same period of 2004. The change in expenses related primarily to increases in professional fees of approximately $88,000, relating to Company marketing and financing activities and directors fees, and an increase of $33,000 in stock option compensation expense offset by decreased salaries and related expenses of approximately $79,000 because of fewer personnel and reduced marketing related expenses of approximately $38,000.

Research and development expenses were $77,760 the six months ended June 30, 2005 compared to $188,292 for the six months ended June 30, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems for sale to end users. The decrease in expenses was related primarily to reduced personnel costs. The development process is continuing.

Legal fees increased by $497,284 to $629,812 in the six months ended June 30, 2005, from $132,528 in the same period of 2004. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other income (expense) was ($10,262) in the six months ended June 30, 2005, compared to $127,747 in the same period of 2004. In 2004, the Company won a lawsuit relating to fees and expenses charged by two law firms previously handling its patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount, which was included in accounts payable at December 31, 2003, was recorded as other income in the three months ended March 31, 2004. Interest expense was $191,760 lower in the first six months of 2005 than it was in the first six months of 2004, due primarily to the difference in amortization of the warrant valuation related to the renewal of the line of credit in 2003.

The Company recognized no income tax benefit to offset the loss before income taxes in the six months ended June 30, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the six months ended June 30, 2004 because the income was offset by operating loss carryforwards. The taxes provided in both periods represented minimum state taxes.

The net loss for the six months ended June 30, 2005 was $1,324,118, or $.11 per share, compared to net income of $872,695, or $.08 per share in the same period of 2004. The change was the result of decreased gross profit of $1,670,884, increased operating expenses of $387,820, decreased net other income of $138,009 and increased income taxes of $100.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30, 2005)

In 2004, the Company renewed its previous line of credit through August 1, 2005. The line was decreased by $600,000 from $1,300,000 to $700,000 with an interest rate at prime (6.25% at June 30, 2005) and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by five individuals who received three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support. The Company’s outstanding indebtedness under the line was $490,000 at June 30, 2005.

The Company believes that its existing working capital will be adequate to satisfy projected operating and capital requirements for the next 12 months.

Net cash used by operating activities for the six months ended June 30, 2005 totaled $476,197. Negative operating cashflows resulted primarily from the net loss of $1,324,118 for the period being offset by net non-cash adjustments of $74,440 relating primarily to stock option compensation expense and depreciation and amortization and by net changes in operating assets and liabilities of $773,481 relating primarily to decreases in receivables and inventories and an increase in accounts payable.

Net cash used by investing activities for the six months ended June 30, 2005 totaled $5,638. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2005 totaled $398,500. The amount relates to proceeds from the exercise of stock options and warrants.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of June 30, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2005, ICOS Vision Systems Corp. N.V. and ICOS Vision Systems, Inc. (collectively, “ICOS”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York. ICOS is seeking a declaratory judgment with respect to certain patents held by Scanner finding that ICOS does not infringe such patents and that such patents are invalid. ICOS is also seeking a declaratory judgment finding that U.S. companies that purchase electronic components such as Ball Grid Array devices inspected on ICOS systems in foreign countries are not liable as infringers of such patents and injunctive relief enjoining Scanner from threatening such purchasers with claims of infringement. ICOS is seeking damages of unspecified amounts, as well as costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between May 10, 2005 and May 16, 2005, the Company issued 155,000 shares of common stock to five warrant holders upon the exercise of warrants at $2.00 per share. The Company relied upon Section 4(2) of the Securities Act for an exemption for transactions not involving a public offering.

Item 3.	Defaults Upon Senior Securities None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 9, 2005. The Company solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, and the shareholders voted on the following matters:

(i)	Set the number of directors at four (4):

For: 9,294,075 Against: 46,803 Abstain: 134

(ii)	Election of Directors:

	For	Withheld
Elwin M. Beaty	9,288,163	52,849
David P. Mork	9,293,005	48,007
Betsy Brenden Radtke	9,334,812	6,200
Michael A. Thorsland	9,334,812	6,200

(iii)	Approve an increase of shares from 1,000,000 to 2,300,000 under the 2004 Equity Incentive Plan:

For: 8,762,174 Against: 250,845 Abstain: 327,993

(iv)	Ratify the appointment of Lurie Besikof Lapidus & Company, LLP as independent auditors for the current fiscal year:

For: 9,316,483 Against: 0 Abstain: 24,529

Item 5.	Other Information None.

Item 6.	Exhibits See Exhibit Index on page following signature page.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation

Dated: August 15, 2005	By:	/s/ Elwin M. Beaty

Elwin M. Beaty Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2005

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