Form 10QSB
period 2005-09-30
SCANNER TECHNOLOGIES CORP
filed 2005-11-07
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(763) 476-8271
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The Issuer had 12,216,068 shares of Common Stock, no par value, outstanding as of October 31, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES	$355,280	$1,348,646	$1,310,618	$4,350,589

COST OF GOODS SOLD	125,542	363,883	591,808	1,205,870

GROSS PROFIT	229,738	984,763	718,810	3,144,719

OPERATING EXPENSES
Selling, general and administrative	385,802	539,668	1,479,258	1,632,056
Research and development	31,670	88,066	109,430	276,358
Legal fees	3,366	92,643	633,178	225,171

	420,838	720,377	2,221,866	2,133,585

INCOME (LOSS) FROM OPERATIONS	(191,100)	264,386	(1,503,056)	1,011,134

OTHER INCOME (EXPENSE)
Other income, net	2,116	364	6,289	334,306
Interest expense	(19,857)	(12,545)	(34,292)	(218,740)

INCOME (LOSS) BEFORE INCOME TAXES	(208,841)	252,205	(1,531,059)	1,126,700

INCOME TAXES	—	—	1,900	1,800

NET INCOME (LOSS)	$(208,841)	$252,205	$(1,532,959)	$1,124,900

NET INCOME (LOSS) PER SHARE – BASIC	$(0.02)	$0.02	$(0.13)	$0.11

NET INCOME (LOSS) PER SHARE – DILUTED	$(0.02)	$0.02	$(0.13)	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	12,216,068	11,196,948	12,127,207	10,438,054

WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED	12,216,068	13,174,789	12,127,207	12,003,375

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,625,261	$1,455,423
Accounts receivable, less allowance of $40,000	155,443	1,518,477
Inventories, less allowances of $138,000 and $63,000	1,668,522	1,850,852
Prepaid expenses	25,291	52,431

TOTAL CURRENT ASSETS	3,474,517	4,877,183

PROPERTY AND EQUIPMENT, net	34,108	42,239

PATENT RIGHTS, net	174,961	221,274

OTHER	7,199	9,590

	$3,690,785	$5,150,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$490,000	$490,000
Accounts payable	55,301	404,838
Accrued expenses	100,655	149,804

TOTAL CURRENT LIABILITIES	645,956	1,044,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
12,216,068 and 11,991,068 shares issued and outstanding	6,434,551	5,783,627
Warrants	724,528	863,165
Stock options	29,103	—
Deferred financing costs, net	(69,246)	—
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(3,920,207)	(2,387,248)

	3,044,829	4,105,644

	$3,690,785	$5,150,286

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$(1,532,959)	$1,124,900
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	15,738	16,014
Amortization of patent rights	46,313	46,313
Stock option compensation expense	62,103	—
Amortization of deferred financing costs	11,541	176,822
Lawsuit settlement	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	1,363,034	(337,686)
Inventories	182,330	(1,094,410)
Prepaid expenses and other	29,531	6,503
Accounts payable	(349,537)	(248,967)
Accrued expenses	(49,149)	55,535
Customer deposits	—	(20,940)

Net cash used by operating activities	(221,055)	(598,348)

INVESTING ACTIVITY
Purchases of property and equipment	(7,607)	(22,570)

FINANCING ACTIVITIES
Net payments on bank line of credit	—	(11,000)
Payments on notes payable	—	(113,340)
Proceeds from the exercise of warrants and stock options	398,500	577,589
Net proceeds from the sale of common stock and warrants	—	1,368,344
Proceeds from notes receivable for common stock	—	275,000

Net cash provided by financing activities	398,500	2,096,593

NET INCREASE IN CASH AND CASH EQUIVALENTS	169,838	1,475,675

CASH AND CASH EQUIVALENTS
Beginning of period	1,455,423	170,082

End of period	$1,625,261	$1,645,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$17,251	$44,989
Income taxes	1,900	1,800

Noncash financing activities:
Warrants exercised and expired	219,424	148,653
Stock options exercised	33,000	—
Warrants issued in connection with line of credit for deferred financing costs	80,787	—
Notes receivable issued for purchase of common stock	—	153,900
Warrants issued in connection with the sale of common stock and warrants	—	23,087

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies –

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company has not adopted Statement of Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” or SFAS No. 123R which expense stock options and continues to apply the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee/director stock options and warrants. Accordingly, any compensation cost for stock options and warrants is measured as the excess, if any, of the fair market value of the Company’s stock at the measurement date over the employee’s/director’s option and warrant exercise price. Any resulting compensation expense is amortized ratably over the related vesting period. Options and warrants to non-employees are accounted for as required by SFAS No. 123. The Company issued 70,000 stock options to non-employees in the third quarter of 2005. The options had a fair value of $29,103 as determined by the Black-Scholes option pricing model.

Although the Company has elected to follow APB Opinion No. 25, SFAS No. 123 requires pro forma disclosures of net income (loss) and per share disclosures as if the Company had accounted for its stock options and warrants under that statement. The fair value of each option and warrant grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2005		2004
Risk-free interest rates	4.21%		3.15%
Dividend yields	0%		0%
Volatility factors of expected market price of common stock	186%		186%
Weighted average expected life	3.4	years	4.2	years

The following table illustrates the effect on net income (loss) and per share amounts as if the Company had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(208,841)	$252,205	$(1,532,959)	$1,124,900
Warrant and stock option amortization cost	(286,683)	(82,684)	(431,972)	(214,702)

Pro forma	$(495,524)	$169,521	$(1,964,931)	$910,198

Net income (loss) per share – basic:
As reported	$(.02)	$.02	$(.13)	$.11
Warrant and stock option amortization cost	(.02)	—	(.03)	(.02)

Pro forma	$(.04)	$.02	$(.16)	$.09

Net income (loss) per share – diluted:
As reported	$(.02)	$.02	$(.13)	$.09
Warrant and stock option amortization cost	(.02)	(.01)	(.03)	(.01)

Pro forma	$(.04)	$.01	$(.16)	$.08

In all prior periods, the expected volatility used by the Company to determine the fair value of options and warrants at date of grant for the pro forma disclosures was 0% because the Company’s stock was thinly traded. The fair value calculation has been changed to reflect the volatility shown in the above table at date of grant.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of options and warrants included 1,977,841 and 1,565,321 additional shares in the three and nine months ended September 30, 2004, respectively.

Options and warrants to purchase 5,275,749 and 1,158,125 shares of common stock with a weighted average exercise price of $1.86 and $2.95 were excluded from the diluted computation for the three months ended September 30, 2005 and 2004, respectively, because they were antidulitive. Options and warrants to purchase 5,327,982 and 933,267 shares of common stock with a weighted average exercise price of $1.90 and $2.71 were excluded from the diluted computation for the nine months ended September 30, 2005 and 2004, respectively, because they were antidulitive.

2.	Bank Line of Credit –

On August 1, 2005, the Company renewed its previous line of credit through October 1, 2006. The line was decreased by $200,000 from $700,000 to $500,000 with an interest rate at prime (6.75% at September 30, 2005), and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by four individuals, all of whom are shareholders, who received three-year warrants to purchase an aggregate of 250,000 shares of common stock at $.70 per share for their financial support. The warrants issued to the guarantors had a market value of $80,787 as determined by the Black-Scholes option pricing model. The $80,787 was recorded as deferred financing costs. These costs are amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders’ equity. The Company’s outstanding indebtedness under the line was $490,000 at September 30, 2005.

3.	Contingencies and Uncertainty –

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

In July 2005, American Arium (“Arium”), a Delaware corporation with a principal office located at 14811 Myford Road, Tustin, California, filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Arium is seeking a declaratory judgment with respect to certain patents held by Scanner finding that Arium does not infringe such patents and that such patents are invalid. Arium is also seeking injunctive relief enjoining Scanner from threatening Arium and its customers with claims of infringement. Arium is seeking its costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (Scanner) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements also include statements in which words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance and are subject to various risks and uncertainties that may cause our future results and shareholder values to differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

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

During recent years and particularly in 2005, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2004 totaled $37.11 billion, but are expected to decline in 2005 to a total of $32.63 billion. SEMI expects the market for semiconductor equipment to bounce back in 2006 and to increase by 8.17% to $35.28 billion, before growing 10.16% in 2007, to $38.86 billion. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2004, whereas operations in 2005 are adversely affected by a lack of demand in the semiconductor marketplace. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

In addition to general trends in the semiconductor marketplace, the Company’s sales in 2005 have been adversely affected by increased competitive pressures from other providers of machine-vision inspection equipment, most of whom are larger, better financed and offer a broader selection of products. Many customers prefer to reduce the number of suppliers they work with by purchasing from larger suppliers offering a broader range of products from one company. The Company must also compete on the basis of price, product performance including speed and size of defects detected, ease of use and technological advancement. During 2003, the Company commenced sales of its VisionFlex inspection systems. The Company must continue research and development to improve existing products and introduce new products in order to compete effectively with other providers of inspection equipment.

The Company is reviewing the possibility of licensing its technologies to third parties to provide additional revenues. There is, however, no assurance that the Company will be successful in obtaining licenses on financially advantageous terms, and the Company may need to initiate lawsuits, and incur legal fees and other costs, to force potential licensees to acknowledge the Company’s proprietary rights and enter into appropriate licenses.

The Company’s working capital position improved in 2004 primarily due to profitable operations and to the sale of common stock and warrants in a private placement, the exercise of warrants and the payments of notes receivable for common stock. During the nine months ended September 30, 2005, the working capital position decreased primarily due to the net effect of the operating loss offset by the cash proceeds from the exercise of stock options and warrants. The Company believes that its working capital at September 30, 2005 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

The Company accounts for employee stock options and warrants under Accounting Principles Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides the disclosures required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Options and warrants to non-employees are accounted for as required by SFAS No. 123.

The Company estimates the fair value of warrants at the grant date using the Black-Scholes option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Sales for the three months ended September 30, 2005, were $355,280 compared to $1,348,646 for the three months ended September 30, 2004. The sales decrease in 2005 relates primarily to decreased sales of the Company’s robotic inspection systems to end users and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold decreased by $238,341 to $125,542 in the three months ended September 30, 2005, from $363,883 for the same quarter in 2004. Cost of goods sold as a percentage of sales increased by 8.3% to 35.3% in 2005 compared to 27.0% in 2004. In 2005, material cost decreased 1.2% as a percent of sales. This decrease in material cost was offset by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses decreased by $153,866 to $385,802 for the three months ended September 30, 2005, compared to $539,668 in the same quarter of 2004. The decrease in expenses related primarily to decreases in salaries and related expenses of approximately $62,000 because of fewer personnel and decreases in marketing related expenses of approximately $92,000 offset by increases in stock option compensation of approximately $29,000.

Research and development expenses were $31,670 in the three months ended September 30, 2005 compared to $88,066 for the three months ended September 30, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems for sale to end users. The decrease in expenses was related primarily to reduced personnel costs. The development process is continuing.

Legal fees decreased by $89,277 to $3,366 in the three months ended September 30, 2005, from $92,643 in the same quarter of 2004. A significant portion of the legal fees in 2004 related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other expense was $17,741 in the three months ended September 30, 2005, compared to $12,181 in the same quarter of 2004. Interest expense was $7,312 higher in the third quarter of 2005 than it was in the third quarter of 2004. Interest expense increased primarily due to amortization of the warrant costs related to the line of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended September 30, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the three months ended September 30, 2004 because the income was offset by operating loss carryforwards.

The net loss for the three months ended September 30, 2005 was $208,841, or $.02 per share, compared to net income of $252,205, or $.02 per share in the same quarter of 2004. The change was the result of decreased gross profit of $755,025 and increased net other expense of $5,560 offset by decreased operating expenses of $299,539.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Sales for the nine months ended September 30, 2005, were $1,310,618 compared to $4,350,589 for the nine months ended September 30, 2004. The sales decrease in 2005 relates primarily to decreased sales of the Company’s robotic inspection systems to end users and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold decreased by $614,062 to $591,808 in the nine months ended September 30, 2005, from $1,205,870 in 2004. Cost of goods sold as a percentage of sales increased by 17.5% to 45.2% in 2005 compared to 27.7% in 2004. In 2005, material cost increased 3.8% as a percent of sales. This increase was supplemented by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses decreased by $152,798 to $1,479,258 for the nine months ended September 30, 2005, compared to $1,632,056 in the same period of 2004. The decrease in expenses related primarily to decreased salaries and related expenses of approximately $110,000 because of fewer personnel and reduced marketing related expenses of approximately $159,000 offset by increases in professional fees of approximately $83,000, relating to Company marketing and financing activities and directors fees, and an increase of approximately $62,000 in stock option compensation.

Research and development expenses were $109,430 the nine months ended September 30, 2005 compared to $276,358 for the nine months ended September 30, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems for sale to end users. The decrease in expenses was related primarily to reduced personnel costs. The development process is continuing.

Legal fees increased by $408,007 to $633,178 in the nine months ended September 30, 2005, from $225,171 in the same period of 2004. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other income (expense) was ($28,003) in the nine months ended September 30, 2005, compared to $115,566 in the same period of 2004. In 2004, the Company won a lawsuit relating to fees and expenses charged by two law firms previously handling its patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount, which was included in accounts payable at December 31, 2003, was recorded as other income in the three months ended March 31, 2004. Interest expense was $184,448 lower in the first nine months of 2005 than it was in the first nine months of 2004, due primarily to the difference in amortization of the warrant valuation related to the lines of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the nine months ended September 30, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the nine months ended September 30, 2004 because the income was offset by operating loss carryforwards. The taxes provided in both periods represented minimum state taxes.

The net loss for the nine months ended September 30, 2005 was $1,532,959, or $.13 per share, compared to net income of $1,124,900, or $.11 per share in the same period of 2004. The change was the result of decreased gross profit of $2,425,909, increased operating expenses of $88,281, decreased net other income of $143,569 and increased income taxes of $100.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005)

On August 1, 2005, the Company renewed its previous line of credit through October 1, 2006. The line was decreased by $200,000 from $700,000 to $500,000 with an interest rate at prime (6.75% at September 30, 2005) and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by four individuals, all of whom are shareholders, who received three-year warrants to purchase an aggregate of 250,000 shares of common stock at $.70 per share for their financial support. The Company’s outstanding indebtedness under the line was $490,000 at September 30, 2005.

The Company believes that its existing working capital will be adequate to satisfy projected operating and capital requirements for the next 12 months.

Net cash used by operating activities for the nine months ended September 30, 2005 totaled $221,055. Negative operating cashflows resulted primarily from the net loss of $1,532,959 for the period being offset by net non-cash adjustments of $135,695 relating primarily to stock option compensation expense and depreciation and amortization and by net changes in operating assets and liabilities of $1,176,209 relating primarily to decreases in receivables and inventories offset by a decrease in accounts payable.

Net cash used by investing activities for the nine months ended September 30, 2005 totaled $7,607. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $398,500. The amount relates to proceeds from the exercise of stock options and warrants.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of September 30, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria.

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

In July 2005, American Arium (“Arium”), a Delaware corporation with a principal office located at 14811 Myford Road, Tustin, California, filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Arium is seeking a declaratory judgment with respect to certain patents held by Scanner finding that Arium does not infringe such patents and that such patents are invalid. Arium is also seeking injunctive relief enjoining Scanner from threatening Arium and its customers with claims of infringement. Arium is seeking its costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2005, the Company issued three-year warrants to purchase an aggregate of 250,000 shares of common stock at $.70 per share. The warrants were issued to four individuals, all of whom are shareholders, who guaranteed the Company’s line of credit. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

On September 26, 2005, the Company issued stock options to certain employees, including two officers, consultants and two outside directors to purchase an aggregate of 1,253,000 shares of common stock of the Company. Options to purchase 513,000 common shares at $.45 per share vested immediately. Options to purchase 100,000 common shares at $.45 per share vest on January 1, 2006. Options to purchase 440,000 common shares at $.495 per share vest in two increments, 40,000 vest immediately and 400,000 on January 1, 2006. Options to purchase 200,000 shares at $.45 per share vest in two increments, on September 26, 2006 and September 26, 2007. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering as applicable; provided, however, that 186,000 of such options and underlying shares were included on a Form S-8 Registration Statement previously filed by the Company, and the Company intends to register the remaining options and shares prior to any exercise of such options.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The Company entered into a Change in Terms Agreement (the “Amendment”) dated August 1, 2005 with Bremer Bank, National Association (the “Bank”), which amends the Business Loan Agreement dated March 28, 2002 between the Company and the Bank. The Amendment reduces the Company’s line of credit from $700,000 to $500,000 and extends the line of credit from August 1, 2005 to October 1, 2006.

Item 6.	Exhibits

See Exhibit Index on page following signature page.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation

Dated: November 7, 2005	By:	/s/ Elwin M. Beaty

Elwin M. Beaty Chief Executive Officer and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2005

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant – incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant – incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1*	Change in Terms Agreement dated August 1, 2005 between the Company and Bremer Bank, National Association.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.