Form 10KSB
period 2005-12-31
SCANNER TECHNOLOGIES CORP
filed 2006-02-28
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
(Address of principal executive offices, Zip code)

(763) 476-8271
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes      ☒ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes      ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

The issuer’s revenues for its most recent fiscal year were $1,595,912.

The aggregate market value of the voting stock held by non-affiliates of the Company at February 22, 2006, was $3,105,578, assuming that all executive officers, directors and 10% shareholders known to the registrant are affiliates.

The Registrant had 12,216,068 shares of Common Stock, no par value, outstanding as of February 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one)  ☐ Yes      ☒ No

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

General Business Development

In July 2002, Scanner Technologies Corporation, a privately held Minnesota corporation formed in 1990 for the purpose of inventing, developing and marketing vision inspection solutions for the semiconductor industry, merged with Southwest Capital Corporation, a New Mexico corporation formed in 1964. Southwest Capital Corporation survived the merger and changed its name to Scanner Technologies Corporation, which entity continued to operate the business of the Minnesota corporation.

Our principal offices are located at 14505 21st Ave. N., #220, in Minneapolis, Minnesota. Outside of the U.S., we have an office in Singapore, which is primarily engaged in sales of Scanner products. To comply with local laws, the office in Singapore is operated by Scanner’s wholly-owned subsidiary, Scanner Technologies Corporation International, a Minnesota corporation.

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

The last three steps prior to the final “Pack & Ship” – “1st Vision Inspection,” “Electrical Test” and “2nd Vision Inspection” are the focus of our design efforts. During the final stages of the manufacturing process, “Singulation Trim & Form Ball Attach” and “Electrical Test”, the integrated circuits can be damaged requiring the “1st Vision Inspection” and “2nd Vision Inspection.”

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

Customers purchasing Scanner’s modules are generally included in the following two groups:

Original Equipment Manufacturers (OEM) which integrate our modules into robotic inspection systems they produce for sale to end users; and

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

The UltraVim Module and the UltraVim Plus Module incorporate technology covered by patents owned by Scanner.

We believe that Scanner’s inspection modules have the following competitive advantages when compared with similar products offered by Scanner’s competitors:

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

Markets for Scanner’s Products

According to the Semiconductor Industry Association (SIA), global semiconductor sales rose to $227.5 billion in 2005, up 6.8% from the global revenue of $213.0 billion recorded in 2004. In February 2006, SIA projected that worldwide sales of semiconductors grow by 7.9% in 2006 to $245 billion. Consumer electronics products such as cellular phones, digital cameras, digital televisions, and MP3 players were the principal drivers for the increased demand for microchips, with sales of personal computers remaining strong, according to SIA.

According to the Capital Equipment Consensus Forecast distributed in December 2005 by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2005 were expected to reach $32.95 billion, a decline of approximately 11.2% from $37.08 in 2004. The final manufacturing equipment segments were expected to experience the sharpest declines in 2005, with the market for assembly and packaging equipment declining by approximately 19% to $1.99 billion and the market for equipment to test semiconductors declining by approximately 17% to $5.27 billion. According to SEMI, capital spending in 2005 reflected an anticipated decline following the high investment levels of 2004. Participants in SEMI’s forecast, which was based on interviews conducted with companies representing a majority of the total sales volume for the global semiconductor equipment industry, expect the market semiconductor equipment to experience a single-digit increase in 2006 and resume double-digit growth in 2007 and 2008, to reach $46.3 billion in 2008.

These predictions regarding both semiconductor sales and sales of semiconductor equipment may prove to be incorrect, however, and we can provide no assurances as to the performance of the worldwide semiconductor equipment market.

As shown in the flow chart above, the first vision inspection in a standard assembly process is followed by the electrical test that is in turn followed by a second vision inspection. During the electrical test, the leads/balls of the integrated circuit must make physical contact with the tester which carries the risk of damaging the integrated circuit itself. This risk makes the second vision inspection necessary to ensure that the integrated circuit complies with the device specifications before shipment. A portion of our sales are derived from the integration of the UltraVim or the UltraVim Plus Module into existing test handlers, thereby eliminating the need for the stand-alone second vision inspection.

Sales and Marketing

Scanner sells its products through direct sales offices in San Jose, California and Singapore and, in key geographical markets, through sales representatives throughout the world. For Japan, Scanner has a distributor agreement with Yamatake Honeywell.

Manufacturing

Scanner designs its own products and out-sources the manufacturing of parts. Our research and development, engineering and designing operations, as well as the system assembly, are located at the facility in Tempe, Arizona. The vision inspection modules that are sold to our OEM customers or built into the systems we are currently manufacturing are assembled at our facility in Minneapolis, Minnesota.

Competition

The market for the inspection of integrated circuits is highly competitive. Numerous companies, several of them public companies with greater financial resources and a longer operating history, compete with us for market share. Competitors are, among other companies, ICOS Vision Systems Corp. N.V. and Robotic Vision Systems, Inc.

Proprietary Rights

We hold twelve U.S. patents for Scanner’s innovative technologies and additional patents are pending in the United States and strategic countries worldwide. The patents essential for our product development and manufacturing will expire from May 2017 through January 2018. In 2000, Scanner initiated a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation, for patent infringement. See “Legal Proceedings.” A trial with respect to this lawsuit was completed in March 2005, and, as of February 22, 2006, we are awaiting the court’s ruling. We are reviewing the possibility of licensing our technologies to third parties to provide additional revenues.

Dependence on Few Major Customers

Approximately 91% of our revenues in 2005 were from four customers. They included Manufacturing Integration Technology Ltd. (57%), Kanematsu USA Inc. (13%), Ismeca Malaysia SDN BHD (11%) and Yamatake & Co., Ltd. (10%).

Employees

As of December 31, 2005, Scanner employed five people at our manufacturing facility in Tempe, Arizona, six people at our facility in Minneapolis, Minnesota, and three people in our other offices in San Jose, California, and Singapore. Three of these employees work in manufacturing, one works in sales and marketing, two provide professional services such as training and general product assistance, three work in product development and five provide general administrative services. All of Scanner’s employees are working full-time. Scanner’s relationship with its employees is good.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease manufacturing and administrative facilities in Minneapolis, Minnesota and Tempe, Arizona and also maintain sales offices in San Jose, California and Singapore. We have leases for the Minneapolis, Tempe and Singapore facilities, which leases require monthly base rents plus increases for operating expenses and/or property taxes and expire March 31, 2007, February 28, 2007 and September 30, 2006, respectively. Approximate future minimum lease payments are $111,200 and $20,100 in 2006 and 2007 (through the end of the current lease terms), respectively. We are closing our Singapore office effective March 1, 2006 after concluding that we can effectively serve our customers in the region at a lower cost without the office. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company in 2003 to settle all issues with regard to these one-light source inspections systems. The U. S. District Court for the Southern District of New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms ” an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284 and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. The judge has not issued a decision on the case as of February 22, 2006. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation will be distributed to Elwin M. Beaty and David P. Mork, officers of the Company, in accordance with employment agreements.

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

In July 2005, American Arium (“Arium”), a Delaware corporation with a principal office located in Tustin, California, filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Arium is seeking a declaratory judgment with respect to certain patents held by Scanner finding that Arium does not infringe such patents and that such patents are invalid. Arium is also seeking injunctive relief enjoining Scanner from threatening Arium and its customers with claims of infringement. Arium is seeking its costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company’s continued need to retain earnings for operations and expansion is likely to limit the Company’s ability to pay future cash dividends.

Market Information

The Company’s Common Stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SCNI.” The following table sets forth, for the period from January 1, 2004 through December 31, 2005, the range of high and low bid information for the Company’s Common Stock is as reported on the OTCBB. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	3.15	2.35	1.85	1.10
Second Quarter	2.78	1.15	3.50	1.65
Third Quarter	1.25	.38	3.05	2.11
Fourth Quarter	.65	.22	2.94	1.50

The shares of Common Stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by NASD, which may affect the liquidity of the shares.

Holders

There were approximately 900 holders of record of the Company’s Common Stock as of December 31, 2005.

Sales of Unregistered Securities

None.

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

During recent years, the Company’s operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company’s potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2005 were expected to total $32.95 billion, a decline of approximately 11.2% from sales levels in 2004. SEMI expects the market semiconductor equipment to recover in 2006 and to increase by double-digits in 2007 and 2008, to reach approximately $46.63 billion in 2008. The Company believes the general improvement in industry conditions contributed to the improvement in the Company’s operations in 2004, whereas operations in 2005 were adversely affected by a lack of demand in the semiconductor marketplace. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

The Company’s working capital position decreased in 2005 primarily due to the net effect of the operating loss offset by the cash proceeds from the exercise of stock options and warrants. The Company believes that its working capital at December 31, 2005 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

The Company accounts for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s consolidated statement of operations when the exercise price of the Company’s employee/director stock option and warrant grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Compensation cost for employee/director stock options and warrants is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount that the employee/director is required to pay for the stock. Options and warrants to non-employees are accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company provides pro forma disclosures required by SFAS No. 123 for options and warrants granted to employees/directors.

The Company estimates the fair value of warrants at the grant date using the Black-Scholes-Merton option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate.

Liquidity and Capital Resources

In 2005, the Company renewed its previous line of credit through October 1, 2006. The line was decreased by $200,000 from $700,000 to $500,000 with an interest rate at prime (7.25% at December 31, 2005) and the Company provided the bank with a security interest in its general business assets. The line is guaranteed by four individual stockholders who received three-year warrants to purchase 250,000 shares of common stock at $.70 per share for their financial support. The Company’s outstanding indebtedness under the line was $490,000 at December 31, 2005.

In 2005, the Company received $398,500 from the exercise of stock options and warrants.

The Company believes that its working capital at December 31, 2005 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

At December 31, 2005, the Company’s obligations and commitments to make future payments under debt and lease agreements are as follows:

	Payment due by Year
	2006	2007	Total

Line of credit	$490,000	$—	$490,000
Operating leases	111,200	20,100	131,300

Total	$601,200	$20,100	$621,300

Net cash used by operating activities totaled $675,654 and $592,856 in 2005 and 2004, respectively. Negative operating cashflows in 2005 resulted primarily from the net loss of $1,892,617 being offset by net non-cash adjustments of $174,920 relating to stock option compensation expense and to depreciation and amortization and by net changes in operating assets and liabilities of $1,042,043 relating primarily to decreases in accounts receivable, inventories, accounts payable and accrued expenses. Negative operating cashflows in 2004 resulted primarily from the net income of $1,052,724 being offset by net non-cash adjustments of $59,538 relating to a lawsuit settlement and to depreciation and amortization and by net changes in operating assets and liabilities of $1,586,042 relating primarily to accounts receivable and inventories.

Net cash used by investing activities totaled $9,737 and $25,266 in 2005 and 2004, respectively. The funds were used to purchase property and equipment.

Net cash provided by financing activities totaled $398,500 and $1,903,463 in 2005 and 2004, respectively. The financing activities in 2005 related to the proceeds from the exercise of stock options and warrants. In 2004, positive financing cashflows related primarily to the net proceeds from the sale of common stock and warrants, the exercise of warrants, and payments received on notes receivable for common stock aggregating $2,227,803 offset changes in borrowings under the line of credit and by payments on notes payable aggregating $324,340.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues for the year ended December 31, 2005 were $1,595,912 compared to $5,834,005 for the year ended December 31, 2004. The sales decrease in 2005 relates primarily to decreased sales of the Company’s robotic inspection systems to end users and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold decreased by $1,028,591 to $723,744 in the year ended December 31, 2005, from $1,752,335 in 2004. Cost of goods sold as a percentage of sales increased by 15.3% to 45.3% in 2005 compared to 30.0% in 2004. In 2005, material cost increased 1.4% as a percent of sales, primarily because of the change in the sales mix. This increase in material cost was supplemented by an increase in manufacturing costs as a percentage of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses decreased by $255,975 to $1,899,034 for the year ended December 31, 2005, compared to $2,155,009 in the prior year. The decrease in expenses related primarily to decreased marketing expenses of approximately $259,000 consisting primarily of commissions, royalties and travel expenses and to reduced salaries and related expenses of approximately $94,000 because of fewer personnel offset by increases in professional fees of approximately $81,000, relating to accounting fees, directors fees and to the Company’s public relations and financing activities and an increase of approximately $62,000 in stock option compensation.

Research and development expenses were $146,937 in the year ended December 31, 2005 compared to $504,962 for the year ended December 31, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems for sale to end users. The decrease in expenses related primarily to reduced salaries and related costs of approximately $244,000 because of fewer personnel and to reduced developments costs of approximately $110,000. The development process is continuing.

Legal fees increased by $186,540 to $662,401 in the year ended December 31, 2005, from $475,861 in 2004. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other income (expense) was ($54,513) in the year ended December 31, 2005, compared to $108,486 in 2004. In 2004, the Company won a lawsuit relating to fees and expenses charged by two law firms previously handling their patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount, which was included in accounts payable at December 31, 2003, was recorded as other income in 2004. Interest expense decreased by $164,113 to $62,881 for the year ended December 31, 2005 compared to $226,994 in the prior year. The decrease was due primarily to the difference in amortization of the warrant costs related to the lines of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the year ended December 31, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the year ended December 31, 2004 because the income was offset by operating loss carryforwards. The income taxes provided of $1,900 and $1,600, in 2005 and 2004, respectively, represented state taxes.

The net loss for the year ended December 31, 2005 was ($1,892,617) ($0.16 per share — basic and diluted), compared to net income of $1,052,724 ($0.10 basic and $0.08 diluted per share), in 2004. The change was primarily the result of a decreased gross profit of $3,209,502, and decreased nonoperating income of $162,999, offset by decreased expenses of $427,460.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues for the year ended December 31, 2004, were $5,834,005 compared to $2,833,338 for the year ended December 31, 2003. The sales increase in 2004 relates primarily to increased sales of the Company’s robotic inspection systems to end users and an increase in the purchases of capital equipment by customers in the semiconductor industry.

Cost of goods sold increased by $924,650 to $1,752,335 in the year ended December 31, 2004, from $827,685 in 2003. Cost of goods sold as a percentage of sales increased by 0.8% to 30.0% in 2004 compared to 29.2% in 2003. In 2004, material cost increased 1.5% as a percent of sales. This increase in material cost was offset by a decrease in manufacturing costs as a percentage of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

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

The Company recognized no federal income tax expense to offset the income before income taxes in the year ended December 31, 2004 because the income was offset by utilized operating loss carryforwards. The Company recognized no income tax benefit to offset the loss before income taxes in the year ended December 31, 2003, as no tax benefit was available to the Company. The $1,600 of taxes provided in the year ended December 31, 2004 represented state taxes.

The net income for the year ended December 31, 2004 was $1,052,724 ($0.10 basic and $0.08 diluted per share), compared to a net loss of $464,567 ($0.05 per share), in 2003. The change was primarily the result of an increased gross profit of $2,076,017, increased nonoperating income of $321,197 and reduced income taxes of $1,200, offset by increased expenses of $881,123.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements and the report of Lurie Besikof Lapidus & Company, LLP, independent auditors, referred to in the Index to Financial Statements appear elsewhere in this Form 10-KSB on the pages set forth.

INDEX TO FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated balance sheets	F-2

Consolidated statements of operations	F-3

Consolidated statements of stockholders’ equity	F-4

Consolidated statements of cash flows	F-5

Notes to consolidated financial statements	F-6 – F-17

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 regarding the Company’s directors and executive officers is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the captions “Determination of Number and Election of Directors,” “Corporate Governance” and “Executive Officers of the Company.”

The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Compliance.”

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Corporate Governance — Compensation to Directors.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plans

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,867,000	$ .75	363,000
Equity compensation plans not approved by security holders (1)	40,000	$2.94	0
TOTAL	1,907,000	$ .79	363,000

(1)   This plan consists of five-year warrants issued to two individuals in connection with their election as outside directors on December 27, 2004, which warrants were immediately exercisable.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

ITEM 13.	EXHIBITS

See Exhibit Index following the financial pages of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s proxy or information statement for its 2006 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Independent Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANNER TECHNOLOGIES CORPORATION

DATE:	February 28, 2006	/s/ Elwin M. Beaty
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

DATE:	February 28, 2006	/s/ Elwin M. Beaty
Elwin M. Beaty
Chief Executive Officer, Chief Financial Officer and Director (Principal executive officer and principal financial and accounting officer)

DATE:	February 28, 2006	/s/ David P. Mork
David P. Mork
Senior Vice President and Director

DATE:	February 28, 2006	/s/ Betsy Brenden Radtke
Betsy Brenden Radtke
Director

DATE:	February 28, 2006	/s/ Michael A. Thorsland
Michael A. Thorsland
Director

        3236166/2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Scanner Technologies Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Scanner Technologies Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/	Lurie Besikof Lapidus & Company LLP Lurie Besikof Lapidus & Company LLP

Minneapolis, Minnesota
February 10, 2006

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,168,532	$1,455,423
Accounts receivable, less allowances of $18,000 and $40,000	331,085	1,518,477
Inventories	1,620,027	1,850,852
Prepaid expenses	29,174	52,431

TOTAL CURRENT ASSETS	3,148,818	4,877,183

PROPERTY AND EQUIPMENT, net	29,763	42,239

PATENT RIGHTS, less accumulated amortization of $210,983 and $149,232	159,523	221,274

OTHER	7,199	9,590

	$3,345,303	$5,150,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank line of credit	$490,000	$490,000
Accounts payable	107,643	404,838
Accrued expenses	45,177	149,804

TOTAL CURRENT LIABILITIES	642,820	1,044,642

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
12,216,068 and 11,991,068 shares issued and outstanding	6,434,551	5,783,627
Warrants	724,528	863,165
Stock options	29,103	—
Deferred financing costs, net	(51,934)	—
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(4,279,865)	(2,387,248)

	2,702,483	4,105,644

	$3,345,303	$5,150,286

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004

REVENUES	$1,595,912	$5,834,005

COST OF GOODS SOLD	723,744	1,752,335

GROSS PROFIT	872,168	4,081,670

OPERATING EXPENSES
Selling, general and administrative	1,899,034	2,155,009
Research and development	146,937	504,962
Legal fees	662,401	475,861

	2,708,372	3,135,832

INCOME (LOSS) FROM OPERATIONS	(1,836,204)	945,838

OTHER INCOME (EXPENSE)
Other income, net	8,368	335,480
Interest expense	(62,881)	(226,994)

INCOME (LOSS) BEFORE INCOME TAXES	(1,890,717)	1,054,324

INCOME TAXES	1,900	1,600

NET INCOME (LOSS)	$(1,892,617)	$1,052,724

NET INCOME (LOSS) PER SHARE - BASIC	$(0.16)	$0.10

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.16)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	12,149,422	11,017,209

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,149,422	12,535,465

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Stock	Deferred Financing	Notes	Accumulated
	Shares	Amount	Warrants	Options	Costs	Receivable	Deficit	Total

BALANCE AT DECEMBER 31, 2003	10,426,459	$4,128,528	$411,561	$—	$(176,822)	$(275,000)	$(3,439,972)	$648,295

Net income	—	—	—	—	—	—	1,052,724	1,052,724

Common stock and warrants issued for cash, net of $126,655 cash and $23,087 warrants offering costs	1,150,000	768,088	600,257	—	—	—	—	1,368,345

Warrants exercised	414,609	887,011	(148,653)	—	—	(153,900)	—	584,458

Cash received for notes receivable	—	—	—	—	—	275,000	—	275,000

Amortization of deferred financing costs	—	—	—	—	176,822	—	—	176,822

BALANCE AT DECEMBER 31, 2004	11,991,068	5,783,627	863,165	—	—	(153,900)	(2,387,248)	4,105,644

Net loss	—	—	—	—	—	—	(1,892,617)	(1,892,617)

Stock options:
Issued	—	—	—	62,103	—	—	—	62,103
Exercised	70,000	121,500	—	(33,000)	—	—	—	88,500

Warrants:
Issued	—	—	80,787	—	(80,787)	—	—	—
Exercised	155,000	397,761	(87,761)	—	—	—	—	310,000
Expired	—	131,663	(131,663)	—	—	—	—	—

Amortization of deferred financing costs	—	—	—	—	28,853	—	—	28,853

BALANCE AT DECEMBER 31, 2005	12,216,068	$6,434,551	$724,528	$29,103	$(51,934)	$(153,900)	$(4,279,865)	$2,702,483

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$(1,892,617)	$1,052,724
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	22,213	24,321
Amortization of patent rights	61,751	61,751
Amortization of deferred financing costs	28,853	176,822
Stock options compensation expense	62,103	—
Reduction of lawsuit settlement payable	—	(322,432)
Changes in operating assets and liabilities:
Accounts receivable	1,187,392	(534,139)
Inventories	230,825	(939,470)
Prepaid expenses and other	25,648	(6,730)
Accounts payable	(297,195)	(76,858)
Accrued expenses	(104,627)	(7,905)
Customer deposits	—	(20,940)

Net cash used by operating activities	(675,654)	(592,856)

INVESTING ACTIVITY
Purchases of property and equipment	(9,737)	(25,266)

FINANCING ACTIVITIES
Net payments on bank line of credit	—	(211,000)
Payments on notes payable	—	(113,340)
Proceeds from exercise of warrants and stock options	398,500	584,458
Net proceeds from sale of common stock and warrants	—	1,368,345
Proceeds from notes receivable for common stock	—	275,000

Net cash provided by financing activities	398,500	1,903,463

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(286,891)	1,285,341

CASH AND CASH EQUIVALENTS
Beginning of year	1,455,423	170,082

End of year	$1,168,532	$1,455,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$34,028	$53,243
Income taxes	1,900	1,600

Noncash financing activities:
Warrants issued in connection with line of credit for deferred financing costs	80,787	—
Notes receivable issued for purchase of common stock	—	153,900
Warrants issued in connection with sale of stock and warrants	—	23,087

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies –

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

Revenue Recognition

Revenue is earned primarily through sales of vision inspection products to distributors and to third party customers. For sales to distributors, revenue is recognized upon shipment as the distributors have no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require the Company to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. As a result, revenue is recognized for third party customers once the product has been shipped and installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Long-Lived Assets

All long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. This evaluation is performed at least annually. An impairment loss is recognized when estimated undiscounted cash flows to be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate value.

Product Warranty

An accrual is provided for estimated incurred but unidentified product warranty issues based on historical activity. The warranty accrual and related expenses were not significant.

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company accounts for it stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” whereby the difference between the exercise price and the fair market value on the date of grant is recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s employee/director stock option and warrant grants equals the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant is certain. The measurement date is certain when the date of grant is fixed and determinable. Compensation cost for employee/director stock options and warrants is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount that the employee/director is required to pay for the stock. Compensation expense of $33,000 was recognized in 2005 as the vesting date on certain stock options granted in 2004 was accelerated in 2005 and the market price of the Company’s stock at that time exceeded the exercise price of the stock options. Options and warrants issued to non-employees/non-directors are accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

SFAS No. 123 established a fair value method of accounting for stock-based compensation plans. Companies that elect to account for stock-based compensation plans in accordance with APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value method as follows:

	Year Ended December 31,
	2005	2004

Net income (loss):
As reported	$(1,892,617)	$1,052,724
Stock option and warrant amortization cost	(448,247)	(63,192)

Pro forma	$(2,340,864)	$989,532

Net income (loss) per share - basic:
As reported	$(.16)	$.10
Stock option and warrant amortization cost	(.03)	(.01)

Pro forma	$(.19)	$.09

Net income (loss) per share - diluted:
As reported	$(.16)	$.08
Stock option and warrant amortization cost	(.03)	—

Pro forma	$(.19)	$.08

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

Options and warrants to purchase 5,077,834 and 1,259,469 shares of common stock with a weighted average exercise price of $1.77 and $2.80 were excluded from the diluted computation for the years ended December 31, 2005 and 2004, respectively, because they were antidilutive.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43. The amendment clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment—an amendment of FASB Statement No. 123,” (SFAS No. 123R) which requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for companies filing under Securities and Exchange Commission (SEC) Regulation SB as of the beginning of the first interim or annual period that begins after December 15, 2005, which for the Company will be its first quarter of its year ending December 31, 2006. The Company will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS No. 123R is adopted would be based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123. The adoption of SFAS No. 123R is estimated to reduce the results of operations in 2006 by approximately $70,000. This estimate is based on the number of stock options and warrants currently outstanding and could change based on the actual number of stock options and warrants granted, forfeited or modified in 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29 (SFAS No. 153). This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payments.” The interpretations in SAB No. 107 express views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SAB No. 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle applied as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005.

The adoption of SFAS Nos. 154, 153 and 151 is expected to have no material impact on the Company’s consolidated financial statements.

2.	Inventories –

Inventories consisted of the following:

	December 31,
	2005	2004

Finished goods	$400,071	$446,802
Subassemblies	316,373	333,633
Raw materials, less allowances of $152,000 and $63,000	903,583	1,070,417

	$1,620,027	$1,850,852

3.	Property and Equipment –

Property and equipment consisted of the following:

	December 31,		Estimated Useful
	2005	2004	Lives – Years

Furniture and fixtures	$153,905	$144,167	3 to 7
Machinery and equipment	70,595	70,595	5 to 7
Leasehold improvements	20,866	20,866	1 to 3

	245,366	235,628
Less accumulated depreciation	215,603	193,389

	$29,763	$42,239

4.	Bank Line of Credit –

On August 1, 2005, the Company renewed its previous bank line of credit through October 1, 2006. The line was decreased from $700,000 to $500,000 with an interest rate at prime (7.25% and 5.25% at December 31, 2005 and 2004, respectively), and the Company provided the bank with a security interest in its business assets. The line is guaranteed by four individual stockholders, who received three-year warrants to purchase an aggregate of 250,000 shares of common stock at $.70 per share for their financial support. The warrants issued to the guarantors had a market value of $80,787 as determined by the Black-Scholes-Merton option pricing model. The $80,787 was recorded as deferred financing costs. These costs are amortized over the term of the line of credit, and the net unamortized balance is offset against stockholders’ equity. The Company’s outstanding indebtedness under the line was $490,000 at December 31, 2005.

The former bank line of credit was guaranteed by five individuals who received, in 2004, three-year warrants to purchase 175,000 shares of common stock at $3.50 per share for their financial support. The warrants had no market value as determined by the Black-Scholes-Merton option pricing model.

5.	Stockholders’ Equity –

Private Placement Offerings

On August 17, 2004, the Company issued 1,150,000 units (each consisting of one share of common stock and a five year warrant to purchase one share of common stock at $2.90 per share) for $1.30 per unit to an investor in a private placement. The common stock issued in this private placement was valued at $917,830 and the warrants were valued at $577,170 using the Black-Scholes-Merton option pricing model. In connection with the private placement, the Company also issued a five-year warrant to purchase 46,000 shares of common stock at $2.90 per share to a selling agent and incurred expenses of $126,655. This warrant was valued at $23,087 using the Black-Scholes-Merton option pricing model.

Stock Options

In 2004, the Company’s Board of Directors adopted and the shareholders approved the 2004 Equity Incentive Plan. The Plan, as amended in 2005, authorizes the granting of nonqualified or incentive stock options and restricted stock to officers, directors, consultants, advisors and employees for up to 2,300,000 shares of common stock. Vesting and award terms are at the discretion of the Board of Directors or a committee appointed by the Board, but incentive stock options cannot exceed ten years.

Stock option activity was as follows:

	Options		Weighted-Average Exercise Price

	Year Ended December 31,		Year Ended December 31,

	2005	2004	2005	2004

Outstanding, beginning of year	734,000	—	$1.32	$—
Granted	1,253,000	764,000.47		1.32
Exercised	(70,000)	—	1.26	—
Forfeited	(50,000)	(30,000)	1.38	1.20

Outstanding, end of year	1,867,000	734,000.75		1.32

Of the options granted, the Company issued 70,000 and 49,000 stock options to non-employees in 2005 and 2004, respectively. The options issued in 2005 and 2004 had a fair value of $29,103 and $0, respectively, as determined by the Black-Scholes-Merton option pricing model.

The weighted-average grant date fair value for options granted was as follows:

	Year Ended December 31,
	2005		2004
	Options	Fair Value	Options	Fair Value

Option price equals stock price	813,000	$.42	394,000	$.28
Option price greater than stock price	440,000.39		370,000.07

	1,253,000.41		764,000.18

Stock options outstanding and exercisable at December 31, 2005, are as follows:

	Outstanding
Exercise Price	Options	Weighted-Average Remaining Contractual Life-Years	Exercisable Options

$.45	813,000	6.8	513,000
.50	440,000	4.8	40,000
1.20	229,000	5.1	181,000
1.32	330,000	3.1	320,000
1.50	15,000	5.3	10,000
2.00	40,000	0.3	40,000

	1,867,000	5.3	1,104,000

Stock Warrants

The Company issued warrants related to line of credit financing, services and issuances of common stock.

In 2004, the Company issued three-year warrants to purchase an aggregate of 202,250 shares of common stock at $3.50 per share to eleven individuals as an incentive to exercise warrants, which warrants were exercised between June 23 and August 17, 2004. The newly issued warrants had no market value as determined by the Black-Scholes-Merton option pricing model. The Company also issued five-year warrants to purchase an aggregate of 40,000 shares of common stock at $2.94 per share to the two new directors of the Company. The warrants had a market value of $18,730 as determined by the Black-Scholes-Merton option pricing model. Since the warrants were issued to directors, they are included in the Note 1 pro forma disclosure along with the employee incentive stock options.

In August 2004, warrants to purchase 114,000 shares of common stock at $1.35 per share were exercised in exchange for a 4.25% one year note receivable for $153,900, which was extended for one more year in August 2005. The note is collateralized by the stock.

Warrant activity was as follows:

	Warrants		Weighted-Average Exercise Price

	Year Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004

Outstanding, beginning of year	4,769,932	3,571,291	$2.00	$1.51
Issued	250,000	1,613,250.70		3.04
Exercised	(155,000)	(414,609)	2.00	1.78
Expired	(232,500)	—	2.00	—

Outstanding, end of year	4,632,432	4,769,932	1.93	2.00

The weighted-average grant-date fair value for warrants issued was as follows:

	2005		2004
	Warrants	Fair Value	Warrants	Fair Value

Warrant price less than stock price
	—	$—	1,196,000	$.50
Warrant price equals stock price	—	—	40,000.47
Warrant price greater than stock price	250,000.32		377,250	—

	250,000.32		1,613,250.38

Warrants outstanding and exercisable at December 31, 2005, are as follows:

	Outstanding
Exercise Price	Warrants	Weighted-Average Remaining Contractual Life-Years	Exercisable Warrants

$.70	250,000	2.6	250,000
1.00	2,048,402	1.6	2,048,402
1.35	115,000	2.9	115,000
2.70	237,780	1.6	237,780
2.75	350,000	2.1	350,000
2.90	1,196,000	3.6	1,196,000
2.94	40,000	4.0	40,000
3.00	18,000	0.4	18,000
3.50	377,250	1.6	377,250

	4,632,432	2.3	4,632,432

Assumptions

The fair value of options and warrants is estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004

Risk free interest rates	4.17%	3.34%
Dividend yields	0%	0%
Volatility factors of expected market price of common stock	176%	0%
Weighted average expected life	3.0 years	5.0 years

6.	Income Taxes –

The income tax provisions of $1,900 and $1,600 for 2005 and 2004, respectively, represent taxes currently payable.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

	Year Ended December 31,
	2005	2004

Taxes (benefit) at statutory tax rate	(34.0)%	34.0%
Effect of net operating loss	32.7	(40.1)
Nondeductible interest expense	0.5	5.7
Other	0.9	0.5

	0.1%	0.1%

Significant components of net deferred tax assets are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Operating loss carryovers	$619,200	$—
Tax credit carryovers	85,500	69,700
Other temporary differences	86,100	98,800
Valuation allowance	(790,800)	(168,500)

Net deferred tax	$—	$—

The valuation allowance was provided as it is probable the deferred tax assets will not be realized. The valuation allowance increased (decreased) $623,200 and $(409,500) in 2005 and 2004, respectively, primarily because of the Company’s inability (ability) to utilize net operating losses.

At December 31, 2005, the Company had approximately $1,820,000 in net operating loss and $85,000 in general business credit carryovers, which began to expire in 2026 and 2022, respectively.

State tax effects are immaterial and not separately disclosed.

7.	Employee Benefit Plan –

The Company maintains a 401(k) plan for its employees. The employees are allowed to contribute to the Plan as provided under the law. Any matching contributions by the Company are at the discretion of the Board of Directors. There were no matching contributions for the years ended December 31, 2005 and 2004.

8.	Commitments –

Operating Leases

Facilities are leased under operating leases expiring through 2007. The leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Rent expense for all leases was approximately $136,100 and $164,300 for 2005 and 2004, respectively.

Approximate future minimum lease payments are as follows:

Year	Amount

2006	$111,200
2007	20,100

$131,300

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

9.	Major Customers and Geographic Information –

The following table shows by major customer and by country the percentage of revenues for the respective years and the percentage of receivables at December 31 of the respective years:

Major Customers

	Year Ended December 31,
	2005		2004
Customer (Location)	Revenues	Receivables	Revenues	Receivables
A (Singapore)	57%	60%	32%	26%
B (United States)	13	19	7	12
C (Malaysia)	11	12	6	3
D (Japan)	10	—	17	—
E (Taiwan)	—	—	13	27
F (Korea)	—	—	8	15

Geographic Information

	Year Ended December 31,
	2005	2004
Revenues
Singapore	$927,500	$2,200,200
Malaysia	174,100	325,700
Japan	165,900	997,100
Taiwan	20,200	1,076,000
United States	246,300	539,000
Others outside the United States	61,912	236,005
Korea	—	460,000

	$1,595,912	$5,834,005

No significant long-lived assets are located outside of the United States.

10.	Contingencies and Uncertainty –

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

To provide the Company’s Senior Vice President with an incentive to continue his employment with the Company, and to compensate him for compensation in recent years which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay him 20% of the remaining proceeds, if any, Scanner receives out of the current ongoing litigation, and 25% of the remaining proceeds, if any, that Scanner may receive out of any future litigation involving the licensed patents after the aforesaid payments to the Company and its President have been made out of such proceeds.

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspections systems. The U.S. District Court for the Southern District of New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms ” an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284 and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. The judge has not issued a decision on the case as of February 10, 2006. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation will be distributed to it’s President and Senior Vice President in accordance with agreements noted previously.

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

In July 2005, American Arium (“Arium”), a Delaware corporation with a principal office located in Tustin, California, filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Arium is seeking a declaratory judgment with respect to certain patents held by Scanner finding that Arium does not infringe such patents and that such patents are invalid. Arium is also seeking injunctive relief enjoining Scanner from threatening Arium and its customers with claims of infringement. Arium is seeking its costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant — incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1	License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E. Beaty—incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.2	Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary—incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.3	Lease Agreement dated December 7, 2000 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises—incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.4	Amendment to Lease dated December 15, 2003 and Second Amendment to Lease dated January 21, 2004 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises—incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report Form 10-KSB for year ended December 31, 2003

10.5	Amendment to Lease Agreement dated November 21, 2003 between Registrant and Parkers Lake II Realty Corp. relating to Registrant’s Minnesota premises—incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report Form 10-KSB for year ended December 31, 2003

10.6	Employment Agreement dated January 1, 2004 between the Company and Elwin M. Beaty—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004**

10.7	Employment Agreement dated January 1, 2004 between the Company and David P. Mork—incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004**

10.8	Business Loan Agreement dated March 28, 2002 between the Company and Bremer Bank, N.A.—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2004

E-1

Exhibit Number	Description

10.9	Promissory Note dated March 31, 2003 in favor of Bremer Bank, N.A., Commercial Security Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A. and Change in Terms Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A.—incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004

10.10	Change in Terms Agreements dated June 22, 2004 and October 22, 2004 between the Company and Bremer Bank, N.A.—incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2004

10.11	2004 Equity Incentive Plan—incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K dated June 8, 2005**

10.12	Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan—incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2004**

10.13	Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan—incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2004**

10.14	Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Betsy Brenden Radtke—incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2004**

10.15	Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Michael A. Thorsland—incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for year ended December 31, 2004**

10.16	Change in Terms Agreement dated August 1, 2005 between the Company and Bremer Bank, N.A.—incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for quarter ended September 30, 2005

21.1	Subsidiary of the Registrant—incorporated by reference to Exhibit 21 to the Registrant’s Quarterly Report Form 10-QSB filed on November 14, 2002

23.1	*	Consent of Lurie Besikof Lapidus & Company, LLP

31	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      *Filed herewith.
      ** Management agreement or compensatory plan or arrangement.

E-2