Form 10QSB
period 2006-03-31
SCANNER TECHNOLOGIES CORP
filed 2006-05-05
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

       (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       Commission File Number: 000-08149



                        SCANNER TECHNOLOGIES CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


         New Mexico                                       85-0169650
--------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
                 incorporation or organization



            14505 21st Avenue North, Suite 220, Minneapolis, MN 55447
            ---------------------------------------------------------
                    (Address of principal executive offices)



                                 (763) 476-8271
                           ---------------------------
                           (Issuer's telephone number)


     Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [x] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

       The Issuer had 12,216,068 shares of Common Stock, no par value, outstanding as of April 30, 2006.

       Transitional Small Business Disclosure Format (Check one):
       Yes [_]  No [x]

                        SCANNER TECHNOLOGIES CORPORATION

                            FORM 10-QSB

                         Table of Contents

PART I.             FINANCIAL INFORMATION                            3
       Item 1.      Financial Statements                             3
       Item 2.      Management's Discussion and Analysis or
                       Plan of Operation                            10
       Item 3.      Controls and Procedures                         13

PART II.            OTHER INFORMATION                               14
       Item 1.      Legal Proceedings                               14
       Item 2.      Unregistered Sales of Equity
                    Securities and Use of Proceeds                  14
       Item 3.      Defaults Upon Senior Securities                 14
       Item 4.      Submission of Matters to a Vote of
                    Security Holders                                14
       Item 5.      Other Information                               14
       Item 6.      Exhibits                                        14
SIGNATURE                                                           15
EXHIBIT INDEX                                                       16

PART I.             FINANCIAL INFORMATION
       Item 1.      Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                             ------------------------------
                                                                  2006            2005
                                                             ------------    --------------
REVENUES                                                     $    865,975    $      504,219
COST OF GOODS SOLD                                                367,707           235,630
                                                             ------------    --------------
GROSS PROFIT                                                      498,268           268,589
                                                             ------------    --------------
OPERATING EXPENSES
  Selling, general and administrative                             568,760           639,752
  Research and development                                          8,659            46,090
  Legal fees                                                       15,379           490,390
                                                             ------------    --------------
                                                                  592,798         1,176,232
                                                             ------------    --------------
LOSS FROM OPERATIONS                                              (94,530)         (907,643)
OTHER INCOME (EXPENSE)
  Interest expense                                                (20,450)           (6,663)
  Miscellaneous                                                    (1,570)            2,086
                                                             ------------    --------------
LOSS BEFORE INCOME TAXES                                         (116,550)         (912,220)
INCOME TAXES                                                        2,000             1,200
                                                             ------------    --------------
NET LOSS                                                     $   (118,550)   $     (913,420)
                                                             ============    ==============
NET LOSS PER SHARE - BASIC AND DILUTED                       $      (0.01)   $        (0.08)
                                                             =============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED        12,216,068        12,028,735



           See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,   December 31,
                                                                         2006          2005
                                                                     -----------   ------------
                                                                     (unaudited)     (audited)
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                          $   553,126   $  1,168,532
  Accounts receivable, less allowance of $18,000                         571,571        331,085
  Inventories                                                          1,410,858      1,620,027
  Prepaid expenses                                                        28,212         29,174
                                                                     -----------    -----------
    TOTAL CURRENT ASSETS                                               2,563,767      3,148,818
PROPERTY AND EQUIPMENT, net                                               26,553         29,763
PATENT RIGHTS, net                                                       144,085        159,523
OTHER                                                                     34,437          7,199
                                                                     -----------    -----------
                                                                     $ 2,768,842   $  3,345,303
                                                                     ===========    ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank line of credit                                                $        -    $    490,000
  Accounts payable                                                        56,987        107,643
  Accrued expenses                                                        88,856         45,177
                                                                     -----------    -----------
    TOTAL CURRENT LIABILITIES                                            145,843        642,820
                                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 50,000,000 shares authorized;
    no shares issued and outstanding                                          -             -
  Common stock, no par value, 50,000,000 shares authorized;
    12,216,068  shares issued and outstanding                          6,434,551      6,434,551
  Warrants                                                               724,528        724,528
  Stock options                                                           50,858         29,103
  Deferred financing costs, net                                          (34,623)       (51,934)
  Note receivable for common stock                                      (153,900)      (153,900)
  Accumulated deficit                                                 (4,398,415)    (4,279,865)
                                                                     -----------    -----------
                                                                       2,622,999      2,702,483
                                                                     -----------    -----------
                                                                     $ 2,768,842   $  3,345,303
                                                                     ===========    ===========



           See notes to condensed consolidated financial statements.

                    SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Three Months Ended March 31,
                                                                      -----------------------------
                                                                          2006             2005
                                                                      ------------     ------------
OPERATING ACTIVITIES
  Net loss                                                            $  (118,550)     $  (913,420)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Depreciation                                                            4,162            5,229
    Amortization of patent rights                                          15,438           15,438
    Stock option compensation expense                                      21,755           33,000
    Amortization of deferred financing costs                               17,311              -
    Changes in operating assets and liabilities:
      Accounts receivable                                                (240,486)         365,994
      Inventories                                                         209,169          (30,536)
      Prepaid expenses and other                                          (26,276)          19,487
      Accounts payable                                                    (50,656)         244,419
      Accrued expenses                                                     43,679          (30,782)
                                                                      ------------     ------------
        Net cash used by operating activities                            (124,454)        (291,171)
                                                                      ------------     ------------
INVESTING ACTIVITY
  Purchases of property and equipment                                        (952)          (5,638)
                                                                      ------------     ------------
FINANCING ACTIVITIES
  Payments on bank line of credit                                        (490,000)             -
  Proceeds from the exercise of stock options                                  -            79,500
                                                                      ------------     ------------
    Net cash provided (used) by financing activities                     (490,000)          79,500
                                                                      ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (615,406)        (217,309)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                   1,168,532        1,455,423
                                                                      ------------     ------------
  End of period                                                       $   553,126      $ 1,238,114
                                                                      ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                                          $     3,139      $     6,663
    Income taxes                                                            2,000            1,200



           See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. Basis of Presentation and Significant Accounting Policies -

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally
       accepted  in  the  United   States  of  America  for  interim   financial
       information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management,  all adjustments,  consisting of normal  recurring  accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

       Nature of Business

       The Company invents, develops and markets vision inspection products that are used in the semiconductor industry for the inspection of integrated circuits. The Company's customer base is small in numbers and global in location.

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

       Accounting for Stock-Based Compensation

       The Company has a stock-based employee compensation plan consisting of stock options and warrants. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," whereby the difference between the exercise price and the fair value on the date of grant was recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's Consolidated Statement of Operations when the exercise price of the Company's employee/director stock option and warrant grants equaled or exceeded the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant was certain. The measurement date was certain when the date of grant was fixed and determinable. Compensation cost for employee/director stock options and warrants was measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that the employee/director was required to pay for the stock. Compensation expense of $33,000 was recognized in the three months ended March 31, 2005 as the vesting date on certain stock options granted in 2004 was accelerated in 2005 and the market price of the Company's stock at that time exceeded the exercise price of the stock options. Options and warrants issued to non-employee/non-directors were accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior periods.

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment - an amendment of Financial Accounting Standards Board Statement No. 123," using the modified prospective application method and the interpretations in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment". Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

       Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS No. 123R is adopted are based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No.123. The unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006, reflects share-based compensation expense of $21,755 ($0.00 per basic and diluted share). At March 31, 2006, unamortized share-based compensation expense related to options currently outstanding of approximately $80,000 will be expensed over the next seven quarters.

       Results for the three months ended March 31, 2005 have not been restated. If the Company recognized warrant and stock option compensation based on fair value at date of grant, consistent with the methods prescribed in SFAS No. 123, the net loss and per share data for the three months ended March 31, 2005 would change to the pro forma amounts below:

                Net loss:
                     As reported                                  $(913,420)
                     Warrant and stock option amortization cost     (12,454)
                                                                  ---------
                     Pro forma                                    $(925,874)
                                                                  =========

                Net loss per share--basic and diluted:
                     As reported                                   $(.08)
                                                                    =====
                     Pro forma                                     $(.08)
                                                                    =====

       The fair value of options and warrants granted in 2005 was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:

                Risk-free interest rate                                 4.17%
                Dividend yield                                             0%
                Volatility factor of expected market
                  price of common stock                                  176%
                Weighted average expected life                      3.0 years

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

       Net Loss Per Share

       Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidulitive in the three months ended March 31, 2006 and 2005, respectively.

       Options and warrants to purchase 6,499,432 and 5,479,099 shares of common stock with a weighted average exercise price of $1.59 and $1.91 were excluded from the diluted computation for the three months ended March 31, 2006 and 2005, respectively, because they were antidulitive.

2. Contingencies and Uncertainty -

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

       In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation ("ICOS") for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and methods. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. In 2003, pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The U.S. District Court for the Southern District of New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court's ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company's favor with regard to the two-illumination source devices, finding that the claim terms "an illumination apparatus" and "illuminating" in the Company's patents encompass one or more illumination sources and overturned the District Court's entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company's ongoing litigation with ICOS. Scanner's prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, and attorneys' fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys' fees and costs. The judge has not issued a decision on the case as of April 30, 2006. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation will be distributed to it's President and Senior Vice President in accordance with agreements noted previously.

       In July 2005, ICOS Vision Systems Corp. N.V. and ICOS Vision Systems, Inc. (collectively, "ICOS") filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York. ICOS is seeking a declaratory judgment with respect to certain patents held by Scanner finding that ICOS does not infringe such patents and that such patents are invalid. ICOS is also seeking a declaratory judgment finding that U.S. companies that purchase electronic components such as Ball Grid Array devices inspected on ICOS systems in foreign countries are not liable as infringers of such patents and injunctive relief enjoining Scanner from threatening such purchasers with claims of infringement.
       ICOS is seeking damages of unspecified amounts, as well as costs, expenses and attorney's fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company's intellectual property rights.

       In July 2005, American Arium ("Arium"), a Delaware corporation with a principal office located in Tustin, California, filed a lawsuit against the Company in the U.S. District Court for the Central District of California. Arium is seeking a declaratory judgment with respect to certain patents held by Scanner finding that Arium does not infringe such patents and that such patents are invalid. Arium is also seeking injunctive relief enjoining Scanner from threatening Arium and it customers with claims of infringement. Arium is seeking its costs, expenses and attorney's fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company's intellectual property rights.

Item 2.  Management's Discussion and Analysis or Plan of Operation

       This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (Scanner) set forth under the heading "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "may," "will," "should," "could," "expect," "anticipate," "intend," "plan," "believe," "estimate," "predict," "potential," or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

       GENERAL

       The Company generates revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The products include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users, as well as complete machine-vision inspection systems that the Company sells to end users. Because the Company sells relatively few of its devices each year, the Company's business is characterized by uneven quarterly results that are dependent on the timing of sales and revenue recognition.

       During recent years, the Company's operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company's potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International ("SEMI"), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2005 were expected to total $32.95 billion, a decline of approximately 11.2% from sales levels in 2004. SEMI expects the market for semiconductor equipment to recover in 2006 and to increase by double-digits in 2007 and 2008, to reach approximately $46.63 billion in 2008. The Company believes that operations in 2006 and 2005 were adversely affected by a lack of demand in the semiconductor marketplace. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

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

       During the three months ended March 31, 2006, the Company's working capital position decreased primarily due to the net effect of the operating loss. The Company believes that its working capital at March 31, 2006 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

          o    Revenue recognition;
          o Allowances for doubtful accounts and excess and obsolete inventories;
          o    Patent rights;
          o    Accounting for income taxes;
          o    Accounting and valuation of options and warrants;

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

       Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No.
       123R, "Share-Based Payment - an amendment of Financial Accounting Standards Board Statement No. 123," using the modified, prospective application method. Among other items, SFAS No. 123R eliminated the use of the intrinsic value method of accounting for stock-based compensation, which was previously used by the Company, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. See Note 1 to the unaudited condensed consolidated financial statements for additional information.

       The Company estimates the fair value of warrants at the grant date using the Black-Scholes-Merton option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life years; expected volatility; and expected dividend rate.

       RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

       Sales for the three months ended March 31, 2006, were $865,975 compared to $504,219 for the three months ended March 31, 2005. The sales increase in 2006 relates primarily to increased sales of the Company's VisionFlex robotic inspection systems.

       Cost of goods sold increased by $132,077 to $367,707 in the three months ended March 31, 2006, from $235,630 in 2005. Cost of goods sold as a percentage of sales decreased by 4.2% to 42.5% in 2006 compared to 46.7% in 2005. In 2006, material cost increased 12.1% as a percent of sales because of lower margins on the sales of the Company's VisionFlex robotic inspection systems. This increase was offset by a decrease in manufacturing costs as a percent of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

       Selling, general and administrative expenses decreased by $70,992 to $568,760 for the three months ended March 31, 2006, compared to $639,752 in the same quarter of 2005. The decrease in expenses related primarily to decreases in marketing related expenses of approximately $84,000 consisting primarily of trade show and travel expenses and to reduced stock option compensation expense of approximately $11,000 offset by increases in salaries and related expenses of approximately $38,000 related primarily to personnel whose salaries were included in research and development expenses in prior periods and by an increase in commission expense of approximately $16,000. The Company closed its Singapore office during the first quarter of 2006. The impact on operations during the quarter was not significant.

       Research and development expenses were $8,659 in the three months ended March 31, 2006 compared to $46,090 for the three months ended March 31, 2005. The research and development activities related to the Company's development and improvement of its own line of robotic inspection systems. The decrease in expenses was related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

       Legal fees decreased by $475,011 to $15,379 in the three months ended March 31, 2006, from $490,390 in the same quarter of 2005. A significant portion of the legal fees in 2005 related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

       Other expense was $22,020 in the three months ended March 31, 2006, compared to $4,577 in the same quarter of 2005. Interest expense was $13,787 higher in the first quarter of 2006 than it was in the first quarter of 2005. Interest expense increased primarily due to amortization of the warrant costs related to the line of credit.

       The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended March 31, 2006 and 2005, respectively, as no tax benefit was available to the Company. The taxes provided in both periods represented minimum state taxes.

       The net loss for the three months ended March 31, 2006 was $118,550, or $.01 per share, compared to a net loss of $913,420, or $.08 per share in the same quarter of 2005. The change was primarily the result of increased gross profit of $229,679 and decreased operating expenses of $583,434 being partially offset by increased nonoperating expenses of $17,443.

       LIQUIDITY AND CAPITAL RESOURCES (FOR THE THREE MONTHS ENDED
       MARCH 31, 2006)

       The Company has a $500,000 bank line of credit with an interest rate at prime (7.75% at March 31, 2006) through October 1, 2006. The Company provided the bank with a security interest in its general business assets and the line is guaranteed by four individual stockholders. The Company had no outstanding indebtedness under the line at March 31, 2006.

       The Company believes that its existing working capital will be adequate to satisfy projected operating and capital requirements for the next 12 months.

       Net cash used by operating activities for the three months ended March 31, 2006 totaled $124,454. Negative operating cashflows resulted primarily from the net loss of $118,550 for the period being offset by net non-cash adjustments of $58,666 relating to stock option compensation expense and depreciation and amortization and increased by net changes in operating assets and liabilities of $64,570 relating primarily to an increase in receivables being partially offset by a decrease in inventories.

       Net cash used by investing activities for the three months ended March 31, 2006 totaled $952. The funds were used to purchase property and equipment.

       Net cash used by  financing  activities  for the three months ended March
       31, 2006 totaled $490,000. The amount relates to payments made on the bank line of credit.

Item 3.  Controls and Procedures

       As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

       The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

       Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of March 31, 2006, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


PART II - OTHER INFORMATION

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


                                  Scanner Technologies Corporation


       Dated: May 5, 2006         By: /s/ Elwin M. Beaty
                                      ------------------------------------------
                                      Elwin M. Beaty
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal executive officer and principal
                                      financial and accounting officer)

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                  FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2006



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