Form 10QSB
period 2006-06-30
SCANNER TECHNOLOGIES CORP
filed 2006-08-10
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

     (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     Commission File Number: 000-08149

                        SCANNER TECHNOLOGIES CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                 New Mexico                               85-0169650
                 ----------                               ----------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     The Issuer had 12,216,068 shares of Common Stock, no par value, outstanding as of July 31, 2006.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [x]

                        SCANNER TECHNOLOGIES CORPORATION

                                   FORM 10-QSB

                                Table of Contents


     PART I.       FINANCIAL INFORMATION                                       3
         Item 1.   Financial Statements                                        3
         Item 2.   Management's Discussion and Analysis or Plan of
                    Operation                                                 10
         Item 3.   Controls and Procedures                                    14

     PART II.      OTHER INFORMATION                                          16
         Item 1.   Legal Proceedings                                          16
         Item 2.   Unregistered Sales of Equity Securities and Use of
                    Proceeds                                                  16
         Item 3.   Defaults Upon Senior Securities                            16
         Item 4.   Submission of Matters to a Vote of Security Holders        16
         Item 5.   Other Information                                          16
         Item 6.   Exhibits                                                   16
     SIGNATURE                                                                17
     EXHIBIT INDEX                                                            18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                           -------------------------------------------------------
                                               2006          2005          2006          2005
                                           ------------  ------------  ------------  -------------

REVENUES                                   $    705,762  $    451,119  $  1,571,737  $    955,338

COST OF GOODS SOLD                              263,135       230,636       630,842       466,266
                                            ------------  ------------  ------------  ------------

GROSS PROFIT                                    442,627       220,483       940,895       489,072
                                            ------------  ------------  ------------  ------------

OPERATING EXPENSES
  Selling, general and administrative           464,533       453,704     1,033,293     1,093,456
  Research and development                        8,598        31,670        17,257        77,760
  Legal fees                                     38,088       139,422        53,467       629,812
                                            ------------  ------------  ------------  ------------
                                                511,219       624,796     1,104,017     1,801,028
                                            ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                            (68,592)     (404,313)     (163,122)   (1,311,956)

OTHER INCOME (EXPENSE)
  Interest expense                              (17,755)       (7,772)      (38,205)      (14,435)
  Miscellaneous                                   1,233         2,087          (337)        4,173
                                            ------------  ------------  ------------  ------------


LOSS BEFORE INCOME TAXES                        (85,114)     (409,998)     (201,664)   (1,322,218)

INCOME TAXES                                        800           700         2,800         1,900
                                            ------------  ------------  ------------  ------------

NET LOSS                                   $    (85,914) $   (410,698) $   (204,464) $ (1,324,118)
                                            ============  ============  ============  ============

NET LOSS PER SHARE - BASIC AND DILUTED     $      (0.01) $      (0.03) $      (0.02) $      (0.11)
                                            ============  ============  ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                12,216,068    12,136,818    12,216,068    12,082,776

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30,        December 31,
                                                                         2006             2005
                                                                   ---------------   ----------------
                                                                     (unaudited)        (audited)
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $       564,340   $     1,168,532
  Accounts receivable, less allowance of $18,000                           664,511           331,085
  Inventories                                                            1,323,011         1,620,027
  Prepaid expenses                                                          22,592            29,174
                                                                    ---------------   ---------------
    TOTAL CURRENT ASSETS                                                 2,574,454         3,148,818

PROPERTY AND EQUIPMENT, net                                                 22,703            29,763

PATENT RIGHTS, net                                                         128,647           159,523

OTHER                                                                       34,438             7,199
                                                                    ---------------   ---------------

                                                                   $     2,760,242   $     3,345,303
                                                                    ===============   ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                                              $             -   $       490,000
  Accounts payable                                                          72,614           107,643
  Accrued expenses                                                         106,939            45,177
                                                                    ---------------   ---------------
    TOTAL CURRENT LIABILITIES                                              179,553           642,820
                                                                    ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 50,000,000 shares authorized;
    no shares issued and outstanding                                             -                 -
  Common stock, no par value, 50,000,000 shares authorized;
    12,216,068 shares issued and outstanding                             6,436,116         6,434,551
  Warrants                                                                 728,697           724,528
  Stock options                                                             71,416            29,103
  Deferred financing costs, net                                            (17,311)          (51,934)
  Note receivable for common stock                                        (153,900)         (153,900)
  Accumulated deficit                                                   (4,484,329)       (4,279,865)
                                                                    ---------------   ---------------
                                                                         2,580,689         2,702,483
                                                                    ---------------   ---------------

                                                                   $     2,760,242   $     3,345,303
                                                                    ===============   ===============

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Six Months Ended June 30,
                                                                    ---------------------------------
                                                                         2006              2005
                                                                    ---------------   ---------------
OPERATING ACTIVITIES
  Net loss                                                         $     (204,464)   $   (1,324,118)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Depreciation                                                             8,012            10,564
    Amortization of patent rights                                           30,876            30,876
    Stock option and warrant compensation expense                           48,047            33,000
    Amortization of deferred financing costs                                34,623                 -
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (333,426)          550,605
      Inventories                                                          297,016            80,816
      Prepaid expenses and other                                           (20,657)            2,636
      Accounts payable                                                     (35,029)          168,623
      Accrued expenses                                                      61,762           (29,199)
                                                                    ---------------   ---------------
        Net cash used by operating activities                             (113,240)         (476,197)
                                                                    ---------------   ---------------

INVESTING ACTIVITY
  Purchases of property and equipment                                         (952)           (5,638)
                                                                    ---------------   ---------------

FINANCING ACTIVITIES
  Payments on bank line of credit                                         (490,000)                -
  Proceeds from the exercise of stock options and warrants                       -           398,500
                                                                    ---------------   ---------------
    Net cash provided (used) by financing activities                      (490,000)          398,500
                                                                    ---------------   ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (604,192)          (83,335)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                    1,168,532         1,455,423
                                                                    ---------------   ---------------

  End of period                                                    $       564,340   $     1,372,088
                                                                    ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                                       $         3,582   $        14,435
    Income taxes                                                             2,800             1,900

  Noncash financing activities:
    Warrants exercised and expired                                           1,565           219,424

See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation and Significant Accounting Policies -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

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

     Accounting for Stock-Based Compensation

     The Company has a stock-based employee compensation plan consisting of stock options and warrants. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," whereby the difference between the exercise price and the fair value on the date of grant was recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's Consolidated Statement of Operations when the exercise price of the Company's employee/director stock option and warrant grants equaled or exceeded the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant was certain. The measurement date was certain when the date of grant was fixed and determinable. Compensation cost for employee/director stock options and warrants was measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that the employee/director was required to pay for the stock. Compensation expense of $0 and $33,000 was recognized in the three and six month periods ended June 30, 2005, respectively, as the vesting date on certain stock options granted in 2004 was accelerated in 2005 and the market price of the Company's stock at that time exceeded the exercise price of the stock options. Options and warrants issued to non-employee/non-directors were accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior periods.

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

     Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS No. 123R is adopted are based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123. The unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006, reflect share-based compensation expense of $26,292 ($0.00 per basic and diluted share) and $48,047($0.00 per basic and diluted share), respectively. At June 30, 2006, unamortized share-based compensation expense related to options currently outstanding of approximately $57,000 will be expensed over the next six quarters.

     Results for the three and six months ended June 30, 2005 have not been restated. If the Company recognized warrant and stock option compensation based on fair value at date of grant, consistent with the methods prescribed in SFAS No. 123, the net loss and per share data for the three and six months ended June 30, 2005 would change to the pro forma amounts below:

                                                   Periods Ended June 30, 2005
                                                   ---------------------------
                                                   Three Months     Six Months
                                                   ------------     ----------
           Net loss:
               As reported                            $(410,698)   $(1,324,118)
               Warrant and stock option
                amortization cost                       (12,454)       (24,907)
                                                       --------     ----------
               Pro forma                              $(423,152)   $(1,349,025)
                                                       ========     ==========

           Net loss per share - basic and diluted:
               As reported                                $(.03)         $(.11)
                                                           ====           ====
               Pro forma                                  $(.03)         $(.11)
                                                           ====           ====

     The fair value of options and warrants granted in 2006 and 2005 was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted average assumptions:


                                                           2006           2005
                                                           ----           ----
           Risk-free interest rate                         4.93%          4.17%
           Dividend yield                                     0%             0%
           Volatility factor of expected market price
            of common stock                                 139%           176%
           Weighted average expected life              2.5 years      3.0 years


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

     Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidulitive in the three and six month periods ended June 30, 2006 and 2005, respectively.

     Options and warrants to purchase 6,390,132 and 5,358,182 shares of common stock with a weighted average exercise price of $1.59 and $1.92 were excluded from the diluted computation for the three months ended June 30, 2006 and 2005, respectively, because they were antidulitive. Options and warrants to purchase 6,443,511 and 5,453,849 shares of common stock with a weighted average exercise price of $1.59 and $1.92 were excluded from the diluted computation for the six months ended June 30, 2006 and 2005, respectively, because they were antidulitive.

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

     In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation ("ICOS") for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and methods. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The U.S. District Court for the Southern District of New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court's ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company's favor with regard to the two-illumination source devices, finding that the claim terms "an illumination apparatus" and "illuminating" in the Company's patents encompass one or more illumination sources and overturned the District Court's entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company's ongoing litigation with ICOS. Scanner's prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, and attorneys' fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys' fees and costs. The judge has not issued a decision on the case as of July 31, 2006. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its President and Senior Vice President in accordance with agreements noted previously.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (Scanner) set forth under the heading "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements also include statements in which words such as "may," "will," "should," "could," "expect," "anticipate," "intend," "plan," "believe," "estimate," "predict," "potential," or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder value may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

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

     In addition to general trends in the semiconductor marketplace, the Company must compete for sales with other providers of machine-vision inspection equipment, most of whom are larger, better financed and offer a broader selection of products. The Company must compete on the basis of price, product performance including speed, ease of use and technological advancement. The Company must continue research and development to improve existing products and introduce new products in order to compete effectively with other providers of inspection equipment.

     The Company is reviewing the possibility of licensing its technologies to third parties to provide additional revenues. There is, however, no assurance that the Company will be successful in obtaining licenses on financially advantageous terms, and the Company may need to initiate lawsuits, and incur legal fees and other costs, to force potential licensees to acknowledge the Company's proprietary rights and enter into appropriate licenses.

     During the six months ended June 30, 2006, the Company's working capital position decreased primarily due to the net effect of the operating loss. The Company believes that its working capital at June 30, 2006 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

          o    Revenue recognition
          o    Allowances   for  doubtful   accounts  and  excess  and  obsolete
               inventories
          o    Patent rights
          o    Accounting for deferred income taxes
          o    Accounting and valuation of options and warrants

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

     RESULTS OF OPERATIONS

     THREE  MONTHS  ENDED JUNE 30, 2006  COMPARED TO THREE MONTHS ENDED JUNE 30,
     2005

     Sales for the three months ended June 30, 2006, were $705,762 compared to $451,119 for the three months ended June 30, 2005. The sales increase in 2006 relates primarily to increased sales of the Company's VisionFlex robotic inspection systems.

     Cost of goods sold increased by $32,499 to $263,135 in the three months ended June 30, 2006, from $230,636 in 2005. Cost of goods sold as a percentage of sales decreased by 13.8% to 37.3% in 2006 compared to 51.1% in 2005. In 2006, material cost decreased 3.7% as a percent of sales because of a change in the sales mix. This decrease was supplemented by a decrease in manufacturing costs as a percent of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

     Selling, general and administrative expenses increased by $10,829 to $464,533 for the three months ended June 30, 2006, compared to $453,704 in the same quarter of 2005. The increase in expenses related primarily to increases of salaries and related expenses of approximately $82,000 related primarily to additional personnel and to personnel whose salaries were included in research and development expenses in the prior year, to an increase in stock based compensation expense of approximately $26,000 and to an increase in commission expense of approximately $10,000, offset by decreases in expenses related to the Singapore office which was closed during the first quarter of 2006 of approximately $56,000, a decrease in professional fees of approximately $37,000 and decreases in marketing related expenses of approximately $17,000 consisting primarily of trade show and travel expenses.

     Research and development expenses were $8,598 in the three months ended June 30, 2006 compared to $31,670 for the three months ended June 30, 2005. The research and development activities related to the Company's development and improvement of its own line of robotic inspection systems. The decrease in research and development expenses related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

     Legal fees decreased by $101,334 to $38,088 in the three months ended June 30, 2006, from $139,422 in the same quarter of 2005. A significant portion of the legal fees in 2005 related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

     Other expense was $16,522 in the three months ended June 30, 2006, compared to $5,685 in the same quarter of 2005. Interest expense was $9,983 higher in the second quarter of 2006 than it was in the second quarter of 2005. Interest expense increased primarily due to amortization of the warrant costs related to the line of credit.

     The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended June 30, 2006 and 2005, respectively, as no tax benefit was available to the Company. The taxes provided in both periods represented minimum state taxes.

     The net loss for the three months ended June 30, 2006 was $85,914, or $.01 per share, compared to a net loss of $410,698, or $.03 per share in the same quarter of 2005. The change was primarily the result of increased gross profit of $222,144 and decreased operating expenses of $113,577 being partially offset by increased nonoperating expenses of $10,837.

     SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Sales for the six months ended June 30, 2006, were $1,571,737 compared to $955,338 for the six months ended June 30, 2005. The sales increase in 2006 relates primarily to increased sales of the Company's VisionFlex robotic inspection systems.

     Cost of goods sold increased by $164,576 to $630,842 in the six months ended June 30, 2006, from $466,266 in 2005. Cost of goods sold as a percentage of sales decreased by 8.7% to 40.1% in 2006 compared to 48.8% in 2005. In 2006, material cost increased 4.9% as a percent of sales because of a change in the sales mix. This increase was offset by a decrease in manufacturing costs as a percent of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

     Selling, general and administrative expenses decreased by $60,163 to $1,033,293 for the six months ended June 30, 2006, compared to $1,093,456 in the same period of 2005. The decrease in expenses related primarily to decreases in expenses related to the Singapore office which was closed during the first quarter of 2006 of approximately $104,000, a decrease in professional fees of approximately $51,000 and decreases in marketing related expenses of approximately $82,000 consisting primarily of trade show and travel expenses, offset by increases of salaries and related expenses of approximately $138,000 related primarily to additional personnel and to personnel whose salaries were included in research and development expenses in the prior year, by an increase in stock based compensation expense of approximately $15,000 and by an increase in commission expense of approximately $26,000.

     Research and development expenses were $17,257 in the six months ended June 30, 2006 compared to $77,760 for the six months ended June 30, 2005. The research and development activities related to the Company's development and improvement of its own line of robotic inspection systems. The decrease in research and development expenses related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

     Legal fees decreased by $576,345 to $53,467 in the six months ended June 30, 2006, from $629,812 in the same period of 2005. A significant portion of the legal fees in 2005 related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

     Other expense was $38,542 in the six months ended June 30, 2006, compared to $10,262 in the same period of 2005. Interest expense was $23,770 higher in the first six months of 2006 than it was in the first six months of 2005. Interest expense increased primarily due to amortization of the warrant costs related to the line of credit.

     The Company recognized no income tax benefit to offset the loss before income taxes in the six months ended June 30, 2006 and 2005, respectively, as no tax benefit was available to the Company. The taxes provided in both periods represented minimum state taxes.

     The net loss for the six months ended June 30, 2006 was $204,464, or $.02 per share, compared to a net loss of $1,324,118, or $.11 per share in the same period of 2005. The change was primarily the result of increased gross profit of $451,823 and decreased operating expenses of $697,011 being partially offset by increased nonoperating expenses of $28,280.

     LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30, 2006)

     The Company has a $500,000 bank line of credit with an interest rate at prime (8.00% at June 30, 2006) through October 1, 2006. The Company provided the bank with a security interest in its general business assets and the line is guaranteed by four individual stockholders. The Company had no outstanding indebtedness under the line at June 30, 2006.

     The Company's working capital at June 30, 2006 was $2,394,901. The Company believes that its existing working capital will be adequate to satisfy projected operating and capital requirements for the next twelve months.

     Net cash used by operating activities for the six months ended June 30, 2006 totaled $113,240. Negative operating cashflows resulted primarily from the net loss of $204,464 for the period being offset by net non-cash adjustments of $121,558 relating to stock option and warrant compensation expense and depreciation and amortization, and increased by net changes in operating assets and liabilities of $30,334 relating primarily to an increase in receivables being partially offset by a decrease in inventories.

     Net cash used by investing activities for the six months ended June 30, 2006 totaled $952. The funds were used to purchase property and equipment.

     Net cash used by financing activities for the six months ended June 30, 2006 totaled $490,000. The amount relates to payments made on the bank line of credit.

Item 3. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that, except as set forth in the final paragraph of this Item 3, the Company's disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of June 30, 2006, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the control deficiency discussed above presents only a small and manageable risk of errors or misstatements in the financial statements and that the cost of remediating this control deficiency exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the control deficiency.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          On June 8, 2006, the Company issued five-year warrants to purchase an aggregate of 10,000 shares of common stock at $.56 per share to two outside directors of the Company. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on June 8, 2006. The Company solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, and the shareholders voted on the following matters:

          (i)    Set the number of directors at four (4):

                 For:  10,727,164    Against:      7,876    Abstain      9,012

          (ii)   Election of Directors:

                                                    For             Withheld
                                               --------------    --------------
                 Elwin M. Beaty                  10,690,564          53,488
                 David P. Mork                   10,690,564          53,488
                 Betsy Brenden Radtke            10,690,564          53,488
                 Michael A. Thorsland            10,690,564          53,488

          (iii) Ratify the appointment of Lurie Besikof Lapidus & Company, LLP as independent auditors for the current fiscal year:

                 For:  10,683,141    Against:      7,847    Abstain:    53,064

Item 5.   Other Information

          None.

Item 6.   Exhibits

          See Exhibit Index on page following signature page.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Scanner Technologies Corporation


     Dated: August 10, 2006           By: /s/ Elwin M. Beaty
                                          --------------------------------------
                                      Elwin M. Beaty
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal executive officer and principal
                                      financial and accounting officer)

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                   FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2006



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