Form 10QSB
period 2006-09-30
SCANNER TECHNOLOGIES CORP
filed 2006-11-13
CIK 217222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     Commission File Number: 000-08149


                        SCANNER TECHNOLOGIES CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


           New Mexico                                             85-0169650
           ----------                                             ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


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

The Issuer had 12,216,068 shares of Common Stock, no par value, outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                        SCANNER TECHNOLOGIES CORPORATION

                                   FORM 10-QSB

                                Table of Contents



PART I.         FINANCIAL INFORMATION                                         3
     Item 1.    Financial Statements                                          3
     Item 2.    Management's Discussion and Analysis or Plan of Operation    10
     Item 3.    Controls and Procedures                                      15

PART II.        OTHER INFORMATION                                            15
     Item 1.    Legal Proceedings                                            15
     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  16
     Item 3.    Defaults Upon Senior Securities                              16
     Item 4.    Submission of Matters to a Vote of Security Holders          16
     Item 5.    Other Information                                            16
     Item 6.    Exhibits                                                     16

SIGNATURE                                                                    17
EXHIBIT INDEX                                                                18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                 ----------------------------------  ----------------------------------
                                                      2006              2005              2006              2005
                                                 ----------------  ----------------  ----------------  ----------------
REVENUES                                         $       572,784   $       355,280   $     2,144,521   $     1,310,618
COST OF GOODS SOLD                                       326,866           125,542           957,708           591,808
                                                   --------------    --------------    --------------    --------------
GROSS PROFIT                                             245,918           229,738         1,186,813           718,810
                                                   --------------    --------------    --------------    --------------
OPERATING EXPENSES
  Selling, general and administrative                    406,653           385,802         1,439,946         1,479,258
  Research and development                                12,294            31,670            29,551           109,430
  Legal fees                                              33,597             3,366            87,064           633,178
                                                   --------------    --------------    --------------    --------------
                                                         452,544           420,838         1,556,561         2,221,866
                                                   --------------    --------------    --------------    --------------
LOSS FROM OPERATIONS                                    (206,626)         (191,100)         (369,748)       (1,503,056)
OTHER INCOME (EXPENSE)
  Interest expense                                       (17,312)          (19,857)          (55,517)          (34,292)
  Miscellaneous                                            6,221             2,116             5,884             6,289
                                                   --------------    --------------    --------------    --------------
LOSS BEFORE INCOME TAXES                                (217,717)         (208,841)         (419,381)       (1,531,059)
INCOME TAXES                                                   -                 -             2,800             1,900
                                                   --------------    --------------    --------------    --------------
NET LOSS                                         $      (217,717)  $      (208,841)  $      (422,181)  $    (1,532,959)
                                                   ==============    ==============    ==============    ==============
NET LOSS PER SHARE - BASIC AND DILUTED           $         (0.02)  $         (0.02)  $         (0.03)  $         (0.13)
                                                   ==============    ==============    ==============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                         12,216,068        12,216,068        12,216,068        12,127,207




See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,         December 31,
                                                                           2006                 2005
                                                                    -------------------  --------------------
                                                                       (unaudited)            (audited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $          960,950   $         1,168,532
  Accounts receivable, less allowance of $18,000                               285,098               331,085
  Inventories, less allowances of $236,000 and $152,000                      1,212,286             1,620,027
  Prepaid expenses                                                              28,462                29,174
                                                                      -----------------    ------------------
    TOTAL CURRENT ASSETS                                                     2,486,796             3,148,818

PROPERTY AND EQUIPMENT, net                                                     18,222                29,763

PATENT RIGHTS, net                                                             113,210               159,523

OTHER                                                                            7,199                 7,199
                                                                      -----------------    ------------------
                                                                    $        2,625,427   $         3,345,303
                                                                      =================    ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                                               $                -   $           490,000
  Accounts payable                                                             130,773               107,643
  Accrued expenses                                                              99,566                45,177
                                                                      -----------------    ------------------
    TOTAL CURRENT LIABILITIES                                                  230,339               642,820
                                                                      -----------------    ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, 50,000,000 shares authorized;
   no shares issued and outstanding                                                  -                    -
  Common stock, no par value, 50,000,000 shares authorized;
   12,216,068  shares issued and outstanding                                 6,436,116             6,434,551
  Warrants                                                                     728,697               724,528
  Stock options                                                                 86,221                29,103
  Deferred financing costs, net                                                     -                (51,934)
  Note receivable for common stock                                            (153,900)             (153,900)
  Accumulated deficit                                                       (4,702,046)           (4,279,865)
                                                                      -----------------    ------------------
                                                                             2,395,088             2,702,483
                                                                      -----------------    ------------------
                                                                    $        2,625,427   $         3,345,303
                                                                      =================    ==================



See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                     Nine Months Ended September 30,
                                                               -----------------------------------------
                                                                      2006                 2005
                                                               -------------------  --------------------
OPERATING ACTIVITIES
  Net loss                                                     $         (422,181)  $        (1,532,959)
  Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
    Depreciation                                                           11,782                15,738
    Amortization of patent rights                                          46,313                46,313
    Stock option and warrant compensation expense                          62,852                62,103
    Amortization of deferred financing costs                               51,934                11,541
    Changes in operating assets and liabilities:
      Accounts receivable                                                  45,987             1,363,034
      Inventories                                                         407,741               182,330
      Prepaid expenses and other                                              712                29,531
      Accounts payable                                                     23,130              (349,537)
      Accrued expenses                                                     54,389               (49,149)
                                                                 -----------------    ------------------
        Net cash provided (used) by operating activities                  282,659              (221,055)
                                                                 -----------------    ------------------
INVESTING ACTIVITY
  Purchases of property and equipment                                        (241)               (7,607)
                                                                 -----------------    ------------------
FINANCING ACTIVITIES
  Payments on bank line of credit                                        (490,000)                    -
  Proceeds from the exercise of stock options and warrants                     -                398,500
                                                                 -----------------    ------------------
    Net cash provided (used) by financing activities                     (490,000)              398,500
                                                                 -----------------    ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (207,582)              169,838

CASH AND CASH EQUIVALENTS
  Beginning of period                                                   1,168,532             1,455,423
                                                                 -----------------    ------------------
  End of period                                                $          960,950   $         1,625,261
                                                                 =================    ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                                   $            3,583   $            17,251
    Income taxes                                                            2,800                 1,900

  Noncash financing activities:
    Warrants exercised and expired                                          1,565               219,424
    Stock options exercised                                                     -                33,000
    Warrants issued in connection with line of credit
     for deferred financing costs                                               -                80,878




See notes to condensed consolidated financial statements.

                 SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation and Significant Accounting Policies -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB.

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

     Estimates

     The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the inventory allowance and the valuation allowance on deferred tax assets.

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

     Accounting for Stock-Based Compensation

     The Company has a stock-based employee compensation plan consisting of stock options and warrants. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," whereby the difference between the exercise price and the fair value on the date of grant was recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's Consolidated Statement of Operations when the exercise price of the Company's employee/director stock option and warrant grants equaled or exceeded the market price of the underlying common stock on the date of grant and the measurement date of the option or warrant grant was certain. The measurement date was certain when the date of grant was fixed and determinable. Compensation cost for employee/director stock options and warrants was measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount that the employee/director was required to pay for the stock. Stock-based employee compensation expense of $0 and $33,000 was recognized in the three and nine month periods ended September 30, 2005, respectively, as the vesting date on certain employee stock options granted in 2004 was accelerated in the first quarter of 2005 and the market price of the Company's stock at that time exceeded the exercise price of the stock options. Options and warrants issued to non-employee/non-directors were accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

     Compensation expense for options granted to non-employee/non directors was $29,103 in the three and nine month periods ended September 30, 2005. In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior periods.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment (as amended)," using the modified prospective application method and the interpretations in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment." Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS No. 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS No. 123R was adopted is based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123. The unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006, reflects share-based compensation expense of $14,805 ($0.00 per basic and diluted share) and $62,852 ($0.01 per basic and diluted share), respectively. At September 30, 2006, unamortized share-based compensation expense related to options currently outstanding of approximately $42,500 will be expensed over the next four quarters.

     Results for the three and nine months ended September 30, 2005 have not been restated. If the Company recognized warrant and stock option compensation based on fair value at date of grant, consistent with the methods prescribed in SFAS No. 123, the net loss and per share data for the three and nine months ended September 30, 2005 would change to the pro forma amounts below:

                                                      Periods Ended September 30, 2005
                                                      --------------------------------
                                                      Three Months         Nine Months
                                                      ------------         -----------
     Net loss:
       As reported                                     $(208,841)         $(1,532,959)
       Warrant and stock option amortization cost       (286,683)            (431,972)
                                                      ------------         -----------
       Pro forma                                       $(495,524)         $(1,964,931)
                                                      ============         ===========
     Net loss per share - basic and diluted:
       As reported                                         $(.02)               $(.13)
       Warrant and stock option amortization cost           (.02)                (.03)
                                                      ------------         -----------
       Pro forma                                           $(.04)               $(.16)
                                                      ============         ===========

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

     Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidulitive in the three and nine month periods ended September 30, 2006 and 2005.

     Options and warrants to purchase 6,361,182 and 5,275,749 shares of common stock with a weighted average exercise price of $1.59 and $1.86 were excluded from the diluted computation for the three months ended September 30, 2006 and 2005, respectively, because they were antidulitive. Options and warrants to purchase 6,416,068 and 5,327,982 shares of common stock with a weighted average exercise price of $1.59 and $1.90 were excluded from the diluted computation for the nine months ended September 30, 2006 and 2005, respectively, because they were antidulitive.

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

     In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation ("ICOS") for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and methods. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The U.S. District Court for the Southern District of

     New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court's ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company's favor with regard to the two-illumination source devices, finding that the claim terms "an illumination apparatus" and "illuminating" in the Company's patents encompass one or more illumination sources and overturned the District Court's entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company's ongoing litigation with ICOS. Scanner's prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, and attorneys' fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys' fees and costs. The judge has not issued a decision on the case as of October 31, 2006. The
     Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its President and Senior Vice President in accordance with agreements noted previously.

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

     In September 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation claiming willful and deliberate infringement of U.S. Patents numbered 7,079,678 and 7,085,411 which disclose methods of three-dimensional inspection that allow ball grid array ("BGA") devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company's Patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphics cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorneys' fees

Item 2. Management's Discussion and Analysis or Plan of Operation

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

     GENERAL

     The Company generates revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The products include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users, as well as complete machine-vision inspection systems that the Company sells to end users. Because the Company sells relatively few of its devices each year, the Company's business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

     During recent years, the Company's operations were adversely affected by a lack of demand in the semiconductor marketplace, which caused many of the Company's potential customers to cease or defer purchases of capital equipment such as the inspection equipment offered by the Company. According to information provided by Semiconductor Equipment and Materials International ("SEMI"), a trade association of semiconductor equipment and material manufacturers, sales of semiconductor equipment for 2005 totaled $32.88 billion, a decline of approximately 11.3% from sales levels in 2004. SEMI expects the market for semiconductor equipment to recover in 2006 and to increase by double-digits in 2007 and 2008, to reach approximately $46.63 billion in 2008. The Company believes that operations in 2006 and 2005 were adversely affected by a lack of demand in the semiconductor marketplace. The Company will continue to be subject to the cyclical nature of the semiconductor marketplace.

     In addition to general trends in the semiconductor marketplace, the Company must compete for sales with other providers of machine-vision inspection equipment, most of whom are larger, better financed and offer a broader selection of products. The Company must compete on the basis of price, product performance including speed and ease of use and technological advancement. The Company must continue research and development to improve existing products and introduce new products in order to compete effectively with other providers of inspection equipment.

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

     During the nine months ended September 30, 2006, the Company's working capital position decreased primarily due to the net effect of the operating loss. The Company believes that its working capital at September 30, 2006 is adequate for at least the next twelve months of operations and does not currently anticipate a need for additional financing.

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

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     Sales for the three months ended September 30, 2006, were $572,784 compared to $355,280 for the three months ended September 30, 2005. The sales increase in 2006 relates primarily to increased sales of the Company's VisionFlex robotic inspection systems.

     Cost of goods sold increased by $201,324 to $326,866 in the three months ended September 30, 2006, from $125,542 in 2005. Cost of goods sold as a percentage of sales increased by 21.8% to 57.1% in 2006 compared to 35.3% in 2005. In 2006, material costs increased 25.1% as a percent of sales because of a change in the sales mix. This increase was reduced by a decrease in manufacturing costs as a percent of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

     Selling, general and administrative expenses increased by $20,851 to $406,653 for the three months ended September 30, 2006, compared to $385,802 in the same quarter of 2005. The increase in expenses related primarily to increases of salaries and related expenses of approximately $72,000 related primarily to additional personnel and to personnel whose salaries were included in research and development expenses in the prior year, offset by a decrease in stock based compensation expense of approximately $14,000 and by a decrease in expenses related to the Singapore office which was closed during the first quarter of 2006 of approximately $40,000.

     Research and development expenses were $12,294 in the three months ended September 30, 2006 compared to $31,670 for the three months ended September 30, 2005. The research and development activities related to the Company's development and improvement of its own line of robotic inspection systems. The decrease in expenses was related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

     Legal fees increased by $30,231 to $33,597 in the three months ended September 30, 2006, from $3,366 in the same quarter of 2005. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor and others.

     Other expense was $11,091 in the three months ended September 30, 2006, compared to $17,741 in the same quarter of 2005. Interest expense was approximately $3,000 lower in the third quarter of 2006 than it was in the third quarter of 2005.

     The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended September 30, 2006 and 2005, as no tax benefit was available to the Company.

     The net loss for the three months ended September 30, 2006 was $217,717, or $.02 per share, compared to a net loss of $208,841, or $.02 per share in the same quarter of 2005. The change was primarily the result of increased operating expenses of $31,706 being partially offset by an increase in gross profit of $16,180 and by a decrease in nonoperating expenses of $6,650.

     NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

     Sales for the nine months ended September 30, 2006, were $2,144,521 compared to $1,310,618 for the nine months ended September 30, 2005. The sales increase in 2006 relates primarily to increased sales of the Company's VisionFlex robotic inspection systems.

     Cost of goods sold increased by $365,900 to $957,708 in the nine months ended September 30, 2006, from $591,808 in 2005. Cost of goods sold as a percentage of sales decreased by 0.5% to 44.7% in 2006 compared to 45.2% in 2005. In 2006, material costs increased 10.3% as a percent of sales because of a change in the sales mix. This increase was offset by a decrease in manufacturing costs as a percent of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

     Selling, general and administrative expenses decreased by $39,312 to $1,439,946 for the nine months ended September 30, 2006, compared to
     $1,479,258 in the same period of 2005. The decrease in expenses related primarily to decreases in expenses related to the Singapore office which was closed during the first quarter of 2006 of approximately $144,000, a decrease in professional fees of approximately $65,000 and decreases in marketing related expenses of approximately $74,000 consisting primarily of trade show and travel expenses, offset by increases of salaries and related expenses of approximately $235,000 related primarily to additional personnel and to personnel whose salaries were included in research and development expenses in the prior year, and by an increase in commission expense of approximately $26,000.

     Research and development expenses were $29,551 in the nine months ended September 30, 2006 compared to $109,430 for the nine months ended September 30, 2005. The research and development activities related to the Company's development and improvement of its own line of robotic inspection systems. The decrease in expenses was related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

     Legal fees decreased by $546,114 to $87,064 in the nine months ended September 30, 2006, from $633,178 in the same period of 2005. A significant portion of the legal fees in 2005 related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

     Other expense was $49,633 in the nine months ended September 30, 2006, compared to $28,003 in the same period of 2005. Interest expense was approximately $21,000 higher in the first nine months of 2006 than it was in the first nine months of 2005. Interest expense increased primarily due to amortization of the warrant costs related to the line of credit.

     The Company recognized no income tax benefit to offset the loss before income taxes in the nine months ended September 30, 2006 and 2005, as no tax benefit was available to the Company. The taxes provided in both periods represented minimum state taxes.

     The net loss for the nine months ended September 30, 2006 was $422,181, or $.03 per share, compared to a net loss of $1,532,959, or $.13 per share in the same period of 2005. The change was primarily the result of increased gross profit of $468,003 and decreased operating expenses of $665,305 being partially offset by increased nonoperating expenses of $21,630.

     LIQUIDITY AND CAPITAL  RESOURCES  (FOR THE NINE MONTHS ENDED  SEPTEMBER 30,
     2006)

     The Company has a $500,000 bank line of credit with an interest rate at prime (8.25% at September 30, 2006) through October 1, 2006. The Company provided the bank with a security interest in its general business assets and the line is guaranteed by four stockholders. The Company had no outstanding indebtedness under the line at September 30, 2006. The Company is currently negotiating a new bank line of credit.

     The Company believes that its existing working capital will be adequate to satisfy projected operating and capital requirements for the next twelve months.

     Net cash provided by operating activities for the nine months ended September 30, 2006 totaled $282,659. Positive operating cashflows resulted primarily from the net loss of $422,181 for the period being more than offset by net non-cash adjustments of $172,881 relating to stock option and warrant compensation expense and depreciation and amortization and by net changes in operating assets and liabilities of $531,959 relating primarily to decreases in inventories and receivables and increases in accounts payable and accrued expenses.

     Net cash used by investing activities for the nine months ended September 30, 2006 totaled $241. The funds were used to purchase property and equipment.

     Net cash used by financing activities for the nine months ended September 30, 2006 totaled $490,000. The amount relates to payments made on the bank line of credit.

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

     Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of September 30, 2006, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the control deficiency discussed above presents only a small and manageable risk of errors or misstatements in the financial statements and that the cost of remediating this control deficiency exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the control deficiency.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On September 18, 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation, claiming willful and deliberate infringement of U.S. Patents numbered 7,079,678 and 7,085,411 which disclose methods of three-dimensional inspection that allow ball grid array ("BGA") devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company's Patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphics cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorneys' fees.

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


                                                Scanner Technologies Corporation


     Dated: November 10, 2006                   By: /s/ Elwin M. Beaty
                                                    ----------------------------
                                                    Elwin M. Beaty
                                                    Chief Executive Officer and
                                                    Chief Financial Officer
                                                    (Principal executive officer
                                                    and principal financial and
                                                    accounting officer)

                                  EXHIBIT INDEX

                        SCANNER TECHNOLOGIES CORPORATION

                FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2006



Exhibit Number      Description
--------------      -----------

3.1 Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

3.2 Amended and Restated Bylaws of the Registrant-incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on August 15, 2002

31*                 Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002

32*                 Certification Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002

*Filed herewith.