Form 10KSB
period 2006-12-31
SCANNER TECHNOLOGIES CORP
filed 2007-03-28
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes     ☐   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes     ☒   No

The issuer’s revenues for its most recent fiscal year were $2,497,150

The aggregate market value of the voting stock held by non-affiliates of the Company at March 16, 2007, was $5,386,662, assuming that all executive officers, directors and 10% shareholders known to the registrant are affiliates.

The Registrant had 12,216,068 shares of Common Stock, no par value, outstanding as of March 16, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy or Information Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

Traditional Small Business Disclosure Format (Check one)    ☐   Yes     ☒   No

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

Three-dimensional (3D) Inspection Systems

In July 2002, Scanner introduced the first in a series of products of three-dimensional inspection systems under the product line name “VisionFlex.” The VisionFlex system incorporates the UltraVim Plus and UltraMark modules for the inspection of integrated circuits.

Markets for Scanner’s Products

According to the Semiconductor Industry Association (SIA), global semiconductor sales rose to $247.7 billion in 2006, up 8.9% from the global revenue of $227.5 billion recorded in 2005. In February 2007, SIA projected a 10% growth to $273.8 billion for 2007. According to SIA, industry performance depends on healthy economic conditions in all of the world’s major semiconductor markets.

Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, projected in late October and November 2006 that total sales of semiconductor equipment for 2006 would reach a total of approximately $40.64 billion, which would constitute an increase of approximately 23.6% compared to aggregate actual sales of $32.88 billion in 2005. The forecast published by SEMI indicates that the market for semiconductor equipment is expected to grow at approximately 3.7% in 2007, 13.3% in 2008 and 5.4% in 2009, meaning the market would reach an aggregate of approximately $50.32 billion by the end of 2009. The market for equipment to test semiconductors is expected to increase from actual sales of $5.29 billion in 2005 by approximately 22.1% to $6.45 billion in 2006; growth of this market segment is predicted to continue at a rate of approximately 2.1% in 2007, 13.5% in 2008 and 7.3% in 2009, reaching an aggregate sales volume of approximately $8.02 billion at the end of 2009.

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

Sales and Marketing

Scanner sells its products through a sales person located in Tempe, Arizona and through a small number of sales representatives throughout the world. For Japan, Scanner has distributor agreements with two companies.

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

Proprietary Rights

We hold fourteen U.S. patents for Scanner’s innovative technologies and additional patents are pending in the United States and strategic countries worldwide. The patents essential for our product development and manufacturing will expire from May 2017 through January 2018. In 2000, Scanner initiated a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation for patent infringement. See “Legal Proceedings.” A trial with respect to this lawsuit was completed in March 2005, and, as of March 16, 2007, we are awaiting the court’s ruling.

Dependence on Few Major Customers

Approximately 84% of our revenues in 2006 were from five customers. They included Manufacturing Integration Technology Ltd. (32%), HTL Co. Japan Ltd. (14%), Kanematsu USA Inc. (13%), Yamatake & Co., Ltd. (13%) and STATS ChipPAC, Inc. (12%).

Employees

As of December 31, 2006, Scanner employed five people at our manufacturing facility in Tempe, Arizona, and five people at our facility in Minneapolis, Minnesota. Two of these employees work in manufacturing, one works in sales and marketing, one in product development and six provide general administrative services. All of Scanner’s employees are working full-time. Scanner’s relationship with its employees is good.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease manufacturing and administrative facilities in Minneapolis, Minnesota and Tempe, Arizona. The leases, which were amended in January and March 2007, expire on various dates through March 2010 and require monthly base rents plus increases for operating expenses and/or property taxes. Approximate future minimum lease payments are $97,900, $47,500, $37,000 and $9,300 in 2007, 2008, 2009 and 2010, respectively. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”), for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company to settle all issues with regard to these one-light source inspections systems. The U. S. District Court for the Southern District of New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “ an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284 and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. As of March 16, 2007, the judge has not issued a decision on the case. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation will be distributed to its President and Senior Vice President in accordance with employment agreements.

In July 2005 and January 2007, ICOS Vision Systems Corp. N.V. and ICOS Vision Systems, Inc. (collectively, “ICOS”) filed lawsuits against the Company in the U.S. District Court for the Southern District of New York. ICOS is seeking a declaratory judgment with respect to certain patents held by Scanner finding that ICOS does not infringe such patents and that such patents are invalid. ICOS is also seeking a declaratory judgment finding that U.S. companies that purchase electronic components such as ball grid array devices inspected on ICOS systems in foreign countries are not liable as infringers of such patents and injunctive relief enjoining Scanner from threatening such purchasers with claims of infringement. ICOS is seeking damages of unspecified amounts, as well as costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

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

In September 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation claiming willful and deliberate infringement of U.S. patents numbered 7,079,678 and 7,085,411, which disclose methods of three-dimensional inspection that allow ball grid array (“BGA”) devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company’s patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphic cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorney’s fees.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company’s continued need to retain earnings for operations and expansion is likely to limit the Company’s ability to pay future cash dividends.

Market Information

The Company’s common stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SCNI.” The following table sets forth, for the period from January 1, 2005 through December 31, 2006, the range of high and low bid information for the Company’s common stock on the OTCBB. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	.58	.33	3.15	2.35
Second Quarter	.65	.35	2.78	1.15
Third Quarter	.74	.36	1.25	.38
Fourth Quarter	.75	.37	.65	.22

The shares of common stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by NASD, which may affect the liquidity of the shares.

Holders

There were approximately 880 holders of record of the Company’s common stock as of December 31, 2006.

Issuance of Unregistered Securities

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

The Company’s working capital position decreased in 2006 primarily due to the operating loss. The Company believes that its working capital at December 31, 2006, will be adequate to satisfy projected operating and capital requirements for the next twelve months.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates, on an on-going basis, its estimates and judgments, including those related to bad debts, excess inventories, warranty obligations, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue recognition
•	Allowances for doubtful accounts and excess inventories
•	Patent rights
•	Deferred income taxes and valuation allowance
•	Valuation of options and warrants

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

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions. Inventory quantities, historical sales, company and industry sales projections, current economic conditions and technological changes are analyzed when evaluating the adequacy of the allowance for excess inventories. The Company has a significant quantity of potentially excess inventories. An allowance has been provided for these excess inventories. After considering the allowance provided, the Company may have up to two years of some inventory items on hand. Management believes that this inventory does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant net realization concerns. Obsolete inventories are charged against the allowance. Depending on the occurrence of future events, the allowance may increase or decrease.

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years. Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. This evaluation is performed at least annually. An impairment loss is recognized when estimated cash flows to be generated by those assets are less than the carrying value of the assets. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate fair value.

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

The Company has a stock-based employee compensation plan consisting of stock options and warrants. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” whereby the difference between the exercise price and the fair market value on the date of grant was recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s employee/director stock option and warrant grants equaled or exceeded the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant was certain. The measurement date was certain when the date of grant was fixed and determinable. Compensation cost for employee/director stock options and warrants was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount that the employee/director was required to pay for the stock. Options and warrants issued to non-employees/non-directors were accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, awards that are granted or modified after the adoption of SFAS No. 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted, prior to but not vested as of the date SFAS No. 123R was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123.

The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes-Merton option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life; expected volatility; and expected dividend rate.

Liquidity and Capital Resources

The Company’s $500,000 bank line of credit expired on October 1, 2006. On March 22, 2007, the Company received a commitment for a bank line of credit in the amount of $1,420,000, expiring on April 1, 2009. The Company expects to finalize the bank line of credit in April 2007.

The Company believes that its working capital at December 31, 2006 will be adequate to satisfy projected operating and capital requirements for the next twelve months.

At December 31, 2006, the Company had no debt obligations. Commitments to make future payments under lease agreements, which were amended in January and March 2007, require minimum payments of $97,900, $47,500, $37,000 and $9,300 in 2007, 2008, 2009 and 2010, respectively.

Net cash provided (used) by operating activities totaled $9,959 and ($675,654) in 2006 and 2005, respectively. Positive operating cashflows in 2006 resulted primarily from the net loss of $1,084,305 being more than offset by net non-cash adjustments of $202,656 relating to stock option and warrant compensation expense and to depreciation and amortization and by net changes in operating assets and liabilities of $891,608 relating primarily to a decrease in inventories and an increase in accrued expenses. Negative operating cashflows in 2005 resulted primarily from the net loss of $1,892,617 being offset by net non-cash adjustments of $174,920 relating to stock option compensation expense and to depreciation and amortization and by net changes in operating assets and liabilities of $1,042,043 relating primarily to decreases in accounts receivable, inventories, accounts payable and accrued expenses.

Net cash used by investing activities totaled $240 and $9,737 in 2006 and 2005, respectively. The funds were used to purchase property and equipment.

Net cash provided (used) by financing activities totaled ($490,000) and $398,500 in 2006 and 2005, respectively. The negative financing activities in 2006 related to payments on the bank line of credit. In 2005, positive financing cashflows related to the proceeds from the exercise of stock options and warrants.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues for the year ended December 31, 2006, were $2,497,150 compared to $1,595,912 for the year ended December 31, 2005. The sales increase in 2006 relates primarily to increased sales of the Company’s VisionFlex robotic inspection systems. Since the Company sells relatively few of its devices each year, its business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales. The Company sold five of its VisionFlex robotic inspection systems during the seven months ended July 31, 2006; but during the last five months of 2006 and the first two months of 2007, the Company did not sell any of its VisionFlex robotic inspection systems.

Cost of goods sold increased by $762,663 to $1,486,407 in the year ended December 31, 2006, from $723,744 in 2005. Cost of goods sold as a percentage of sales increased by 14.2% to 59.5% in 2006 compared to 45.3% in 2005. Primarily because of the decrease in VisionFlex robotic inspection systems sales in the latter part of 2006, the Company increased its allowance for excess inventories by approximately $365,000 in the fourth quarter of 2006. The total allowance for excess inventories charged to cost of goods sold was approximately $449,000 and $128,000 in 2006 and 2005, respectively. Obsolete inventories written off against the allowance were approximately $106,000 and $39,000 in 2006 and 2005, respectively. The write-offs were recorded in the fourth quarter of the respective years. In 2006, material cost increased 13.0% as a percent of sales, primarily because of the change in the sales mix. These increases were offset by a decrease in manufacturing costs as a percent of sales primarily because of the large increase in sales, which caused fixed manufacturing costs to be spread over a larger base.

Selling, general and administrative expenses decreased by $37,177 to $1,861,857 for the year ended December 31, 2006, compared to $1,899,034 in the prior year. The decrease in expenses related primarily to decreases in expenses of approximately $188,000 related to the Singapore office which was closed in the first quarter of 2006, a decrease in professional fees of approximately $63,000 relating primarily to accounting and public relations fees and decreases in marketing related expenses of approximately $34,000 (consisting primarily of decreases in trade show and travel expenses of approximately $59,000 and an increase in commission expense of approximately $25,000), offset by increases in salaries and related expenses of approximately $258,000 related primarily to additional personnel and to personnel whose salaries were included in research and development expenses in the prior year and by an increase in stock-based compensation of approximately $11,000.

Research and development expenses were $38,150 in the year ended December 31, 2006 compared to $146,937 for the year ended December 31, 2005. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems. The decrease in expenses was related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

Legal fees decreased by $510,659 to $151,742 in the year ended December 31, 2006, from $662,401 in 2005. A significant portion of the legal fees in both years related to patent infringement claims.

Net other expense was $40,499 in the year ended December 31, 2006, compared to $54,513 in 2005. Interest expense decreased by $7,364 to $55,517 for the year ended December 31, 2006 compared to $62,881 in the prior year. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation costs related to the line of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the years ended December 31, 2006 and 2005, as no tax benefit was available to the Company. The income taxes provided in both years represented minimum state taxes.

The net loss for the year ended December 31, 2006 was $1,084,305, or $0.09 per share, compared to a net loss of $1,892,617, or $0.16 per share in 2005. The change was primarily the result of increased gross profit of $138,575, decreased operating expenses of $656,623 and decreased nonoperating expenses of $14,014.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues for the year ended December 31, 2005 were $1,595,912, compared to $5,834,005 for the year ended December 31, 2004. The sales decrease in 2005 related primarily to decreased sales of the Company’s robotic inspection systems and a decrease in the purchases of capital equipment by customers in the semiconductor industry.

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

Selling, general and administrative expenses decreased by $255,975 to $1,899,034 for the year ended December 31, 2005, compared to $2,155,009 in the prior year. The decrease in expenses related primarily to decreased marketing expenses of approximately $259,000 consisting primarily of commissions, royalties and travel expenses, and to reduced salaries and related expenses of approximately $94,000 because of fewer personnel, offset by increases in professional fees of approximately $81,000, relating to accounting fees, directors fees and the Company’s public relations and financing activities and an increase of approximately $62,000 in stock option compensation.

Research and development expenses were $146,937 in the year ended December 31, 2005 compared to $504,962 for the year ended December 31, 2004. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems. The decrease in expenses related primarily to reduced salaries and related costs of approximately $244,000 because of fewer personnel and to reduced development costs of approximately $110,000.

Legal fees increased by $186,540 to $662,401 in the year ended December 31, 2005, from $475,861 in 2004. A significant portion of the legal fees in both periods related to the patent infringement claims brought by the Company against a competitor, which claims went to trial in March 2005.

Other income (expense) was ($54,513) in the year ended December 31, 2005, compared to $108,486 in 2004. In 2004, the Company won a lawsuit relating to fees and expenses charged by two law firms previously handling their patent infringement claim. The court ruled that the legal fees and expenses billed by the firms were excessive in the amount of $322,432. This amount, which was included in accounts payable at December 31, 2003, was recorded as other income in 2004. Interest expense decreased by $164,113 to $62,881 for the year ended December 31, 2005 compared to $226,994 in the prior year. The decrease was due primarily to the difference in amortization of the warrant valuation costs related to the lines of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the year ended December 31, 2005, as no tax benefit was available to the Company. The Company recognized no federal income tax expense to offset the income before income taxes in the year ended December 31, 2004 because the income was offset by operating loss carryforwards. The income taxes provided in both years represented minimum state taxes.

The net loss for the year ended December 31, 2005 was ($1,892,617) ($0.16 per share - basic and diluted), compared to net income of $1,052,724 ($0.10 basic and $0.08 diluted per share), in 2004. The change was primarily the result of a decreased gross profit of $3,209,502 and decreased nonoperating income of $162,999, offset by decreased expenses of $427,460.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements, and the report of Lurie Besikof Lapidus & Company, LLP, our independent registered public accounting firm, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB on the pages set forth.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as set forth in the final paragraph of this Item 8A, (i) the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission; and (ii) the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This significant deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this significant deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the significant deficiency discussed above presents only a small and manageable risk of errors and misstatements in the financial statements and that the cost of remediating this significant deficiency exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the significant deficiency.

ITEM 8B.	OTHER INFORMATION

On January 29, 2007, the Company entered into a Lease Renewal Addendum (the “Lease Addendum”) with Carleton Park Associates, L.L.C. to extend the term of the Company’s lease for its facility in Arizona to February 28, 2008. On March 9, 2007, the Company entered into an Amendment to Lease (the “Lease Amendment”) with Parkers Lake II Realty LLC to extend the term of the Company’s lease to April 30, 2010 for its Minnesota facilities. Copies of the Lease Addendum and Lease Amendment are filed as Exhibits 10.20 and 10.21, respectively, to this Form 10-KSB and are incorporated by reference herein.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated by reference to the Company’s proxy or information statement for its 2007 Annual Meeting of Shareholders under the captions “Determination of Number and Election of Directors,” “Corporate Governance,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Compliance.”

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the Company’s proxy or information statement for its 2007 Annual Meeting of Shareholders under the caption “Executive Compensation” and “Corporate Governance - Compensation of Directors.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 with respect to security ownership of certain individuals is incorporated by reference to the Company’s proxy or information statement for its 2007 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plans

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,679,000	$ .72	551,000
Equity compensation plans not approved by security holders (1)	50,000	$2.46	0
TOTAL	1,729,000	$ .77	551,000

(1)  This plan consists of five-year warrants issued to two individuals in connection with their election as outside directors on December 27, 2004 and upon their re-election as outside directors on June 8, 2006, which warrants were immediately exercisable.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 12 is incorporated by reference to the Company’s proxy or information statement for its 2007 Annual Meeting of Shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 13.	EXHIBITS

See Exhibit Index following the financial pages of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s proxy or information statement for its 2007 Annual Meeting of Shareholders under the caption “Ratification of Appointment of Independent Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANNER TECHNOLOGIES CORPORATION

DATE: March 28, 2007	/s/ Elwin M Beaty
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

DATE: March 28, 2007	/s/ Elwin M Beaty
Elwin M. Beaty Chief Executive Officer, Chief Financial Officer and Director (Principal executive officer and principal financial and accounting officer)

DATE: March 28, 2007	/s/ David P. Mork
David P. Mork Senior Vice President and Director

DATE: March 28, 2007	/s/ Betsy Brenden Radtke
Betsy Brenden Radtke Director

DATE: March 28, 2007	/s/ Michael A. Thorsland
Michael A. Thorsland Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Scanner Technologies Corporation

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Scanner Technologies Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company LLP

Lurie Besikof Lapidus & Company LLP

Minneapolis, Minnesota

March 28, 2007

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$688,251	$1,168,532
Accounts receivable, less allowances of $15,000 and $18,000	343,926	331,085
Inventories	795,721	1,620,027
Prepaid expenses	36,564	29,174
TOTAL CURRENT ASSETS	1,864,462	3,148,818

PROPERTY AND EQUIPMENT, net	14,494	29,763

PATENT RIGHTS, less accumulated amortization of $272,734 and $210,983	97,772	159,523

OTHER	7,199	7,199

	$1,983,927	$3,345,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank line of credit	$—	$490,000
Accounts payable	111,700	107,643
Accrued expenses	128,653	45,177
TOTAL CURRENT LIABILITIES	240,353	642,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
12,216,068 shares issued and outstanding	7,261,644	7,188,182
Deferred financing costs, net	—	(51,934)
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(5,364,170)	(4,279,865)
	1,743,574	2,702,483

	$1,983,927	$3,345,303

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

REVENUES	$2,497,150	$1,595,912

COST OF GOODS SOLD	1,486,407	723,744

GROSS PROFIT	1,010,743	872,168

OPERATING EXPENSES
Selling, general and administrative	1,861,857	1,899,034
Research and development	38,150	146,937
Legal fees	151,742	662,401
	2,051,749	2,708,372

LOSS FROM OPERATIONS	(1,041,006)	(1,836,204)

OTHER INCOME (EXPENSE)
Interest expense	(55,517)	(62,881)
Miscellaneous	15,018	8,368

LOSS BEFORE INCOME TAXES	(1,081,505)	(1,890,717)

INCOME TAXES	2,800	1,900

NET LOSS	$(1,084,305)	$(1,892,617)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.09)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	12,216,068	12,149,422

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Deferred Financing Costs	Note Receivable	Accumulated Deficit	Total
	Shares	Amount

BALANCE AT DECEMBER 31, 2004	11,991,068	$6,646,792	$—	$(153,900)	$(2,387,248)	$4,105,644

Net loss	—	—	—	—	(1,892,617)	(1,892,617)

Stock options:
Issued	—	62,103	—	—	—	62,103
Exercised	70,000	88,500	—	—	—	88,500

Warrants:
Issued	—	80,787	(80,787)	—	—	—
Exercised	155,000	310,000	—	—	—	310,000

Amortization of deferred financing costs	—	—	28,853	—	—	28,853

BALANCE AT DECEMBER 31, 2005	12,216,068	7,188,182	(51,934)	(153,900)	(4,279,865)	2,702,483

Net loss	—	—	—	—	(1,084,305)	(1,084,305)

Stock option compensation	—	69,293	—	—	—	69,293

Warrants issued	—	4,169	—	—	—	4,169

Amortization of deferred financing costs	—	—	51,934	—	—	51,934

BALANCE AT DECEMBER 31, 2006	12,216,068	$7,261,644	$—	$(153,900)	$(5,364,170)	$1,743,574

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,084,305)	$(1,892,617)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock option and warrant compensation expense	73,462	62,103
Amortization of patent rights	61,751	61,751
Amortization of deferred financing costs	51,934	28,853
Depreciation	15,509	22,213
Changes in operating assets and liabilities:
Accounts receivable	(12,841)	1,187,392
Inventories	824,306	230,825
Prepaid expenses and other	(7,390)	25,648
Accounts payable	4,057	(297,195)
Accrued expenses	83,476	(104,627)
Net cash provided (used) by operating activities	9,959	(675,654)

INVESTING ACTIVITY
Purchases of property and equipment	(240)	(9,737)

FINANCING ACTIVITIES
Payments on bank line of credit	(490,000)	—
Proceeds from exercise of warrants and stock options	—	398,500
Net cash provided (used) by financing activities	(490,000)	398,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(480,281)	(286,891)

CASH AND CASH EQUIVALENTS
Beginning of year	1,168,532	1,455,423

End of year	$688,251	$1,168,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,583	$34,028
Income taxes	2,800	1,900

Noncash financing activities:
Warrants issued in connection with line of credit for deferred financing costs	—	80,787

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies –

Nature of Business

The Company invents, develops and markets vision inspection products that are used in the semiconductor industry for the inspection of integrated circuits. The Company’s customer base is small in numbers and global in location.

Principles of Consolidation

The consolidated financial statements include the accounts of Scanner Technologies Corporation and its wholly owned subsidiary, Scanner Technologies Corporation International, incorporated in the United States and formerly registered in Singapore. The subsidiary ceased operations during 2006. All significant intercompany balances and transactions have been eliminated.

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

Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the inventory allowance for excess inventories and the valuation allowance on deferred tax assets.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions. Inventory quantities, historical sales, company and industry sales projections, current economic conditions and technological changes are analyzed when evaluating the adequacy of the allowance for excess inventories. Obsolete inventories are charged against the allowance.

The Company has a significant quantity of potentially excess inventories. An allowance has been provided for these excess inventories. After considering the allowance provided, the Company may have up to two years of some inventory items on hand. Depending on the occurrence of future events, the allowance may increase or decrease. Management believes that this inventory does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant net realization concerns.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” whereby the difference between the exercise price and the fair value on the date of grant was recognized as compensation expense. Under the intrinsic value method of accounting, no compensation expense was recognized in the Company’s Consolidated Statement of Operations when the exercise price of the Company’s employee/director stock option and warrant grants equaled or exceeded the market price of the underlying common stock on the date of grant, and the measurement date of the option or warrant grant was certain. The measurement date was certain when the date of grant was fixed and determinable.

Compensation cost for employee/director stock options and warrants was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount that the employee/director was required to pay for the stock. Stock-based compensation expense of $33,000 was recognized in 2005 as the vesting date on certain stock options granted in 2004 was accelerated in 2005 and the market price of the Company’s stock at that time exceeded the stock option exercise price.

Options and warrants issued to non-employees/non-directors were accounted for as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In addition, the pro forma disclosures required by SFAS No. 123 for companies accounting for stock-based compensation plans in accordance with APB No. 25 have been included in the consolidated financial statements in prior years.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in U.S. Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based compensation, and requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, awards that are granted or modified after the adoption of SFAS No. 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted, prior to but not vested as of the date SFAS No. 123R was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123. The Consolidated Statement of Operations for the year ended December 31, 2006 reflects share based compensation expense of $73,462 ($0.01 per basic and diluted share).

Results for the year ended December 31, 2005 have not been restated. If the Company recognized warrant and stock option compensation based on fair value at date of grant, consistent with methods prescribed in SFAS No. 123R, the net loss and per share data for the year ended December 31, 2005, would change to the pro forma amounts below:

Year ended December 31, 2005

Net loss:
As reported	$(1,892,617)
Stock option and warrant amortization cost	(448,247)
Pro forma	$(2,340,864)

Net loss per share – basic and diluted:
As reported	$(.16)
Stock option and warrant amortization cost	(.03)
Pro forma	$(.19)

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

Reclassifications

Certain reclassifications were made to the 2005 consolidated financial statements to make them comparable with 2006. The reclassifications did not affect previously reported net stockholders’ equity, net loss, or net cash flows.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidilutive in the years ended December 31, 2006 and 2005.

Options and warrants to purchase 6,295,851 and 5,077,834 shares of common stock with a weighted average exercise price of $1.61 and $1.77 were excluded from the diluted computation for the years ended December 31, 2006 and 2005, respectively, because they were antidilutive.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-

recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

Management believes the adoption of the preceding pronouncements will have no significant impact on the Company’s financial condition or results of operations.

2.	Inventories –

Inventories consisted of the following:

	December 31,
	2006	2005
Finished goods	$65,887	$400,071
Subassemblies	316,401	316,373
Raw-materials	908,433	1,055,583
Allowance for excess inventories	(495,000)	(152,000)
	$795,721	$1,620,027

The total allowance for excess inventories charged to cost of goods sold was approximately $449,000 and $128,000 in 2006 and 2005, respectively. Primarily because of the decrease in VisionFlex robotic inspection system sales in the latter part of 2006, the Company increased its allowance for excess inventories by approximately $365,000 in the fourth quarter of 2006. Obsolete inventories written off against the allowance were approximately $106,000 and $39,000 in 2006 and 2005, respectively. The write-offs were recorded in the fourth quarter of the respective years.

3.	Property and Equipment –

Property and equipment consisted of the following:

	December 31,		Estimated Useful Lives – Years
	2006	2005
Furniture and fixtures	$145,042	$153,905	3 to 7
Machinery and equipment	70,325	70,595	5 to 7
Leasehold improvements	20,866	20,866	1 to 3
	236,233	245,366
Less accumulated depreciation	221,739	215,603
	$14,494	$29,763

4.	Bank Line of Credit –

On August 1, 2005, the Company renewed its previous bank line of credit through October 1, 2006. The line was decreased by $200,000 from $700,000 to $500,000 with an interest rate at prime (7.25% at December 31, 2005), and the Company provided the bank with a security interest in its general business assets. The line was guaranteed by four individual stockholders, who received three-year warrants to purchase an aggregate of 250,000 shares of common stock at $.70 per share for their financial support. The warrants issued to the guarantors had a market value of $80,787 as determined by the Black-Scholes-Merton option pricing model. The $80,787 was recorded as deferred financing costs. These costs were amortized over the term of the line of credit, and the net unamortized balance was offset against stockholders’ equity. The Company’s outstanding indebtedness under the line was $0 and $490,000 at December 31, 2006 and 2005, respectively. The line has not been renewed, and the Company is currently negotiating a new line of credit. See subsequent events footnote for further information on the line of credit.

5.Stockholders’ Equity –

Stock Options

Previously, the Company’s Board of Directors adopted and the shareholders approved the 2004 Equity Incentive Plan. The Plan, as amended in 2005, authorizes the granting of nonqualified or incentive stock options and restricted stock to officers, directors, consultants, advisors and employees for up to 2,300,000 shares of common stock. Vesting and award terms are at the discretion of the Board of Directors or a committee appointed by the Board, but incentive stock options cannot exceed ten years. The Company is incorporated under the laws of New Mexico which do not provide for treasury stock. As a result, the Company issues new shares upon the exercise of stock options and warrants.

Stock option activity was as follows:

	Options		Weighted—Average Exercise Price
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Outstanding, beginning of year	1,867,000	734,000	$.75	$1.32
Granted	—	1,253,000	—	.47
Exercised	—	(70,000)	—	1.26
Forfeited	(188,000)	(50,000)	1.02	1.38
Outstanding, end of year	1,679,000	1,867,000.72		.75

The aggregate intrinsic value of the options outstanding at December 31, 2006 is $553,400.

The Company issued 70,000 stock options to non-employees in 2005. These options had a fair value of $29,103 as determined by the Black-Scholes-Merton option pricing model.

The weighted-average grant-date fair value for options granted in 2005 was $.41. The total intrinsic value of the options exercised during 2005 was $19,600.

Stock options outstanding and exercisable at December 31, 2006 were as follows:

	Outstanding
Exercise Price	Options	Weighted-Average Remaining Contractual Life-Years	Exercisable Options
$.45	720,000	5.8	620,000
.50	440,000	3.8	440,000
1.20	189,000	4.1	189,000
1.32	330,000	2.1	330,000
	1,679,000	4.3	1,579,000

The aggregate intrinsic value of options exercisable at December 31, 2006 is $510,400.

During 2006, 100,000 options with a grant-date fair value of $.43 vested; and at December 31, 2006, 100,000 options with a grant-date fair value of $.43 are non-vested. At December 31, 2006, there was $31,700 of total unrecognized compensation cost related to non-vested share-based compensation, which cost will be recognized in 2007.

Stock Warrants

In June 2006, the Company issued five-year warrants to purchase an aggregate of 10,000 shares of common stock at $0.56 per share to two directors. The warrants had a market value of $4,169 as determined by the Black-Scholes-Merton option pricing model.

Warrant activity was as follows:

	Warrants		Weighted—Average Exercise Price
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
Outstanding, beginning of year	4,632,432	4,769,932	$1.93	$2.00
Issued	10,000	250,000.56		.70
Exercised	—	(155,000)	—	2.00
Expired	(43,000)	(232,500)	2.85	2.00
Outstanding, end of year	4,599,432	4,632,432	1.92	1.93

The weighted-average grant-date fair value for warrants issued during 2006 and 2005 was $.42 and $.32, respectively.

Warrants outstanding and exercisable at December 31, 2006 are as follows:

	Outstanding
Exercise Price	Warrant	Weighted-Average Remaining Contractual Life-Years	Exercisable Warrants
$.56	10,000	4.4	10,000
.70	250,000	1.6	250,000
1.00	2,048,402	0.6	2,048,402
1.35	115,000	1.9	115,000
2.70	237,780	0.6	237,780
2.75	325,000	1.3	325,000
2.90	1,196,000	2.6	1,196,000
2.94	40,000	3.0	40,000
3.50	377,250	0.6	377,250
	4,599,432	1.3	4,599,432

Assumptions

The fair value of options and warrants is estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended December 31
	2006	2005
Risk-free interest rates	4.93%	4.17%
Dividend yields	0%	0%
Volatility factors of expected market price of common stock	139%	176%
Weighted average expected life	2.5 years	3.0 years

Note Receivable for Common Stock

In August 2004, warrants to purchase 114,000 shares of common stock at $1.35 per share were exercised in exchange for a 4.25% one year note receivable for $153,900, which was extended for one more year in both August 2005 and 2006. The note is collateralized by the stock.

6.	Income Taxes –

The income tax provisions of $2,800 and $1,900 for the years ended December 31, 2006 and 2005, respectively, represent taxes currently payable for foreign and state minimum taxes.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

	Year Ended December 31,
	2006	2005
Tax benefit at statutory tax rate	(34.0)%	(34.0)%
Effect of net operating loss	27.4	33.1
Stock-based compensation	2.3	1.1
Nondeductible interest expense	1.6	0.5
Other	3.0	(0.6)
	0.3%	0.1%

Significant components of net deferred tax assets are as follows:

	Year Ended December 31,
	2006	2005
Deferred tax assets:
Operating loss carryovers	$923,200	$625,900
Tax credit carryovers	70,500	70,500
Patent rights	55,600	43,000
Other temporary differences	51,100	36,400
Valuation allowance	(1,100,400)	(775,800)
Net deferred tax	$—	$—

The valuation allowance was provided as it is more likely than not the deferred tax assets will not be realized. The valuation allowance increased $324,600 and $608,200 in 2006 and 2005, respectively, primarily because of the Company’s inability to utilize net operating losses.

At December 31, 2006, the Company had approximately $2,715,000 in federal net operating loss and $71,000 in federal general business credit carryovers, which expire on various dates through 2026 and 2024, respectively.

Certain foreign and state tax effects are immaterial and not separately disclosed.

7.	Employee Benefit Plan –

The Company maintains a 401(k) plan for its employees. The employees are allowed to contribute to the Plan as provided under the law. Any matching contributions by the Company are at the discretion of the Board of Directors. There were no matching contributions for the years ended December 31, 2006 and 2005.

8.	Commitments –

Operating Leases

Facilities are leased under operating leases, which were amended in January and March 2007, and expire on various dates through 2010. The leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Rent expense for all leases was approximately $125,100 and $136,100 for 2006 and 2005, respectively.

Approximate future minimum lease payments are as follows:

2007	$97,900
2008	47,500
2009	37,000
2010	9,300
$191,700

Employment Agreements

The Company has an employment agreement with its President and Chief Executive Officer at an annual salary of $280,000. The agreement also contains a provision that requires the Company to pay an amount equal to the annual salary if he is terminated without cause. The agreement can be terminated by either party with a 30-day written notice to the other.

The Company has an employment agreement with its Senior Vice President at an annual salary of $180,000. The agreement also contains a provision that requires the Company to pay an amount equal to one half the annual salary if he is terminated without cause. The agreement can be terminated by either party with a 30-day written notice to the other.

9.	Major Customers and Geographic Information –

The following table shows by major customer and by country the percentage of revenues for the respective years and the percentage of receivables at December 31 of the respective years:

	2006		2005
Customer (Location)	Revenues	Receivables	Revenues	Receivables
A (Singapore)	32%	72%	57%	60%
B (Japan)	14	—	—	—
C (United States)	13	—	13	19
D (Japan)	13	2	10	—
E (United States)	12	1	—	—
F (Malaysia)	1	2	11	12

Geographic Information

	Year Ended December 31,
	2006	2005
Revenues
Singapore	$868,400	$927,500
United States	741,400	246,300
Japan	673,300	165,900
Taiwan	161,800	20,200
Malaysia	29,400	174,100
Others outside the United States	22,850	61,912
	$2,497,150	$1,595,912

Property and Equipment, net
United States	$14,494	$26,688
Outside the United States	—	3,075
	$14,494	$29,763

10.	Contingencies and Uncertainty –

In an agreement dated April 19, 2002, the Company’s President and Chief Executive Officer (President) forgave the payment of his accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its President will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its President 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its President has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s President receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its President receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its President. To date, aggregate proceeds of $160,000, related to this agreement, were paid to the President, which occurred in 2003.

To provide the Company’s Senior Vice President with an incentive to continue his employment with the Company, and to compensate him for compensation which the Company believes was less than he might have received in a comparable position elsewhere, the Senior Vice President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay him 20% of the remaining proceeds, if any, Scanner receives out of the current ongoing litigation, and 25% of the remaining proceeds, if any, that Scanner may receive out of any future litigation involving the licensed patents, and that remain after the aforesaid payments to the Company and its President have been made out of such proceeds.

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”), for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and method. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company to settle all issues with regard to these one-light source inspections systems. The U. S. District Court for the Southern District of New

York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “ an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. Scanner’s prayer for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284 and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. As of March 16, 2007, the judge has not issued a decision on the case. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. The Company believes that any unfavorable decision will not have a material adverse effect on its consolidated financial statements. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation will be distributed to its President and Senior Vice President in accordance with employment agreements.

In July 2005 and January 2007, ICOS Vision Systems Corp. N.V. and ICOS Vision Systems, Inc. (collectively, “ICOS”) filed lawsuits against the Company in the U.S. District Court for the Southern District of New York. ICOS is seeking a declaratory judgment with respect to certain patents held by Scanner finding that ICOS does not infringe such patents and that such patents are invalid. ICOS is also seeking a declaratory judgment finding that U.S. companies that purchase electronic components such as ball grid array devices inspected on ICOS systems in foreign countries are not liable as infringers of such patents and injunctive relief enjoining Scanner from threatening such purchasers with claims of infringement. ICOS is seeking damages of unspecified amounts, as well as costs, expenses and attorney’s fees. The Company believes that this lawsuit is without merit and intends to vigorously defend itself and the Company’s intellectual property rights.

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

In September 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation claiming willful and deliberate infringement of U.S. patents numbered 7,079,678 and 7,085,411, which disclose methods of three-dimensional inspection that allow ball grid array (“BGA”) devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company’s patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphic cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorney’s fees.

11.	Subsequent Events –

On January 14, 2007, the Company granted seven-year stock options to purchase an aggregate of 275,000 shares of common stock at $.70 per share and five-year stock options to purchase an aggregate of 275,000 shares of common stock at $.77 per share to eight employees and a consultant to the Company. All of the options vest immediately. In addition, the Company granted five-year warrants to purchase an aggregate of 150,000 shares of common stock at $.70 per share to two directors and a consultant. The warrants are immediately exercisable. The fair value of the stock options and warrants issued was approximately $376,000 as determined by the Black-Scholes-Merton option pricing model. This stock-based compensation will be expensed in the quarter ending March 31, 2007.

On March 22, 2007, the Company received a commitment letter for a bank line of credit in the amount of $1,420,000 expiring on April 1, 2009. The interest rate will be the bank’s referenced rate, currently 8.25%. The line will be guaranteed by twelve individuals who will receive warrants to purchase 710,000 shares of common stock at $1.00 per share and, for certain individuals, an extension to exercise their existing warrants. The line will also be collateralized by a security interest in the assets of the Company. The Company expects to finalize the bank line of credit in April 2007.

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1

License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E. Beaty--incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.2

Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary--incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.3

Lease Agreement dated December 7, 2000 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises--incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2002

10.4

Amendment to Lease dated December 15, 2003 and Second Amendment to Lease dated January 21, 2004 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises--incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report Form 10-KSB for year ended December 31, 2003

10.5

Amendment to Lease Agreement dated November 21, 2003 between Registrant and Parkers Lake II Realty Corp. relating to Registrant’s Minnesota premises--incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report Form 10-KSB for year ended December 31, 2003

10.6

Employment Agreement dated January 1, 2004 between the Company and Elwin M. Beaty--incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004**

10.7

Employment Agreement dated January 1, 2004 between the Company and David P. Mork--incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004**

10.8

Business Loan Agreement dated March 28, 2002 between the Company and Bremer Bank, N.A.--incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2004

10.9

Promissory Note dated March 31, 2003 in favor of Bremer Bank, N.A., Commercial Security Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A. and Change in Terms Agreement dated March 31, 2003 between the Company and Bremer Bank, N.A.--incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended June 30, 2004

10.10

Change in Terms Agreements dated June 22, 2004 and October 22, 2004 between the Company and Bremer Bank, N.A.--incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report Form 10-QSB for quarter ended September 30, 2004

10.11	2004 Equity Incentive Plan--incorporated by reference to Appendix to Registrant’s Information Statement for its 2004 Annual Shareholders Meeting filed on June 2, 2004**

10.12

Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan--incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.13

Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan--incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.14

Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Betsy Brenden Radtke--incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.15

Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Michael A. Thorsland--incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.16

Change in Terms Agreement dated August 1, 2005 between the Company and Bremer Bank, N.A.--incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005

10.17	2006 Executive Compensation—incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2006**

10.18*	Common Stock Purchase Warrant (5,000) shares dated June 8, 2006 issued to Betsy Brenden Radtke**

10.19*	Common Stock Purchase Warrant (5,000) shares dated June 8, 2006 issued to Michael A. Thorsland**

10.20*

Third Amendment to Lease dated February 19, 2004 and Lease Renewal Addendum dated January 29, 2007 to Lease Agreement between the Registrant and Carleton Park Associates, L.L.C. as successor to Carleton Investors, L.L.C. relating to Registrant’s Arizona premises.

10.21*	Amendment to Lease Agreement dated March 9, 2007 between the Registrant and Parkers Lake II Realty Corp. relating to Registrant’s Minnesota premises.

21.1	Subsidiary of the Registrant--incorporated by reference to Exhibit 21 to the Registrant’s Quarterly Report Form 10-QSB filed on November 14, 2002
23.1*	Consent of Lurie Besikof Lapidus & Company, LLP
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

** Management agreement or compensatory plan or arrangement.