Form 10QSB
period 2007-03-31
SCANNER TECHNOLOGIES CORP
filed 2007-05-21
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The Issuer had 12,235,568 shares of Common Stock, no par value, outstanding as of April 20, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES	$302,921	$865,975

COST OF GOODS SOLD	169,933	367,707

GROSS PROFIT	132,988	498,268

OPERATING EXPENSES
Selling, general and administrative	917,281	568,760
Research and development	8,554	8,659
Legal fees	107,344	15,379
	1,033,179	592,798

LOSS FROM OPERATIONS	(900,191)	(94,530)

OTHER INCOME (EXPENSE)
Interest expense	(83)	(20,450)
Miscellaneous	5,607	(1,570)

LOSS BEFORE INCOME TAXES	(894,667)	(116,550)

INCOME TAXES	400	2,000

NET LOSS	$(895,067)	$(118,550)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.07)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,216,925	12,216,068

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,910	$688,251
Accounts receivable, less allowance of $15,000	294,436	343,926
Inventories	705,403	795,721
Prepaid expenses	27,711	36,564
TOTAL CURRENT ASSETS	1,312,460	1,864,462

PROPERTY AND EQUIPMENT, net	15,954	14,494

PATENT RIGHTS, net	82,334	97,772

OTHER	7,199	7,199

	$1,417,947	$1,983,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$49,346	$111,700
Accrued expenses	111,650	128,653
TOTAL CURRENT LIABILITIES	160,996	240,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,235,568 and 12,216,068 shares issued and outstanding	7,670,088	7,261,644
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(6,259,237)	(5,364,170)
	1,256,951	1,743,574

	$1,417,947	$1,983,927

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(895,067)	$(118,550)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,391	4,162
Amortization of patent rights	15,438	15,438
Stock option and warrant compensation expense	398,791	21,755
Amortization of deferred financing costs	—	17,311
Changes in operating assets and liabilities:
Accounts receivable	49,490	(240,486)
Inventories	90,318	209,169
Prepaid expenses and other	8,853	(26,276)
Accounts payable	(62,354)	(50,656)
Accrued expenses	(17,003)	43,679
Net cash used by operating activities	(409,143)	(124,454)

INVESTING ACTIVITY
Purchases of property and equipment	(3,851)	(952)

FINANCING ACTIVITIES
Payments on bank line of credit	—	(490,000)
Proceeds from exercise of stock options	9,653	—
Net cash provided (used) by financing activities	9,653	(490,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(403,341)	(615,406)

CASH AND CASH EQUIVALENTS
Beginning of period	688,251	1,168,532

End of period	$284,910	$553,126

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$83	$3,139
Income taxes	400	2,000

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values.

Inventories

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess and obsolete inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions. Inventory quantities, historical sales, company and industry sales projections, current economic conditions and technological changes are analyzed when evaluating the adequacy of the allowance for excess inventories. Obsolete inventories are charged against the reserve.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123R requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS No. 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted, prior to but not vested as of the date SFAS No. 123R was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.” The unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 reflect share-based compensation expense of $398,791 ($0.03 per basic and diluted share) and $21,755 ($0.00 per basic and diluted share), respectively. At March 31, 2007, there was $20,970 of total unrecognized compensation cost related to non-vested share-based compensation, which cost will be recognized in 2007.

The fair value of options and warrants was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.74%	4.93%
Dividend yield	0%	0%
Volatility factor of expected market price of common stock	131%	139%
Weighted average expected life	2.8 years	2.5 years

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

The Company’s adoption, as of January 1, 2007, of Financial Accounting Standards Board Interpretation 48, “Accounting for Income Tax Uncertainties,” did not have a significant impact on the company’s consolidated financial position, results of operations and liquidity.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidulitive in the three months ended March 31, 2007 and 2006, respectively.

Options and warrants to purchase 6,443,950 and 6,499,432 shares of common stock with a weighted average exercise price of $1.58 and $1.59 were excluded from the diluted computation for the three months ended March 31, 2007 and 2006, respectively, because they were antidulitive.

2.	Inventories -

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Finished goods	$65,045	$65,887
Subassemblies	300,027	316,401
Raw materials	900,331	908,433
Allowance for excess inventories	(560,000)	(495,000)
	$705,403	$795,721

3.	Contingencies and Uncertainty -

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

In 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation (“ICOS”) for infringement of two of its patents. The patents relate to three-dimensional ball array inspection apparatus and methods. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The U.S. District Court for the Southern District of New York found no infringement with regard to the two-illumination source devices that ICOS sold. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at this stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial, to be decided by the judge, was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. Scanner’s request for relief includes requests for damages in the form of lost profits, a trebling of damages pursuant to 35 USC 284, and attorneys’ fees and costs. In its answer to the complaint, ICOS included counterclaims alleging various forms of unfair competition as well as seeking a declaration that the patents are invalid and not infringed. In addition, ICOS is requesting attorneys’ fees and costs. As of April 20, 2007, the judge has not issued a decision on the case. The Company intends to continue to vigorously enforce its patent rights and expects to incur significant additional expenses to pursue its claims. Some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its President and Senior Vice President in accordance with employment agreements.

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

In September 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation claiming willful and deliberate infringement of U.S. Patents numbered 7,079,678 and 7,085,411 which disclose methods of three-dimensional inspection that allow ball grid array (“BGA”) devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company’s Patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphics cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorneys’ fees.

4.	Stock Options and Warrants -

On January 24, 2007, the Company granted seven-year stock options to purchase an aggregate of 275,000 shares of common stock at $.70 per share and five-year stock options to purchase an aggregate of 275,000 shares of common stock at $.77 per share to eight employees and a consultant of the Company. All of the options vested immediately. In addition, the Company granted five-year warrants to purchase an aggregate of 150,000 shares of common stock at $.70 per share to two directors and a consultant. The warrants were immediately exercisable. The fair value of the stock options and warrants was approximately $377,000 as determined by the Black-Scholes-Merton option pricing model. In addition, on February 9, 2007, the Company extended the exercise date on certain warrants previously granted to a consultant. The fair value of the warrant extensions was approximately $12,000 as determined by the Black-Scholes-Merton option pricing model.

5.	Subsequent Event -

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 8.25%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is Michael Thorsland, a director of the Company. The Company granted the guarantors five-year warrants to purchase 585,000 shares of common stock at $1.00 per share and, for certain guarantors, a two-year extension to exercise their existing warrants. The valuation of the newly issued and extended warrants was approximately $496,000 as determined by the Black-Scholes-Merton option pricing model. This amount will be recorded as deferred financing costs and will be amortized over the term of the line of credit.

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

The Company is seeking to license its technologies to third parties to provide additional revenues. There is, however, no assurance that the Company will be successful in obtaining licenses on financially advantageous terms, and the Company may need to initiate lawsuits, and incur legal fees and other costs, to force potential licensees to acknowledge our proprietary rights and enter into appropriate licenses.

During the three months ended March 31, 2007, the Company’s working capital position decreased primarily due to the net effect of the operating loss.

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

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company has provided an allowance for estimated excess and obsolete inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions. Inventory quantities, historical sales, company and industry sales projections, current economic conditions and technological changes are analyzed when evaluating the adequacy of the allowance for excess inventories. The Company has a significant quantity of potentially excess inventories. An allowance has been provided for these excess inventories. After considering the allowance provided, the Company may have up to two years of some inventory items on hand. Management believes that this inventory does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant net realization concerns. The preceding sentence is a forward-looking statement and subject to certain risks. There is no assurance that the Company’s products or future products, if any, will not become obsolete as a result of new product introductions or other technological advancements. Obsolete inventories are charged against the allowance. Depending on the occurrence of future events, the allowance may increase or decrease.

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

The Company is taxed as a domestic U.S. corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. The Company’s adoption, as of January 1, 2007, of Financial Accounting Standards Board Interpretation 48, “Accounting for Income Tax Uncertainties,” did not have a significant impact on the company’s consolidated financial position, results of operations and liquidity.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123R requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. See Note 1 to the unaudited condensed consolidated financial statements for additional information.

The Company estimates the fair value of options and warrants at the grant date using the Black-Scholes-Merton option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate; expected life; expected volatility; and expected dividend rate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Sales for the three months ended March 31, 2007, were $302,921 compared to $865,975 for the three months ended March 31, 2006. Two of the Company’s VisionFlex robotic inspection systems were sold in the first quarter of 2006 and none were sold in 2007. The number of modules sold in the first quarter of 2007 was also less than the number sold in the first quarter of 2006. Since the Company sells relatively few of its devices each year, its business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $197,774 to $169,933 in the three months ended March 31, 2007, from $367,707 in 2006. Cost of goods sold as a percentage of sales increased by 13.6 percentage points to 56.1% in 2007 compared to 42.5% in 2006. The increase in cost of goods sold as a percentage of sales resulted primarily from a decrease in sales of VisionFlex robotic inspection systems and an increase in the allowance for excess inventories. The total allowance for excess inventories charged to cost of goods sold was approximately $65,000 and $44,000 in the three months ended March 31, 2007 and 2006, respectively. In 2007, material cost decreased 15.1% as a percent of sales, primarily because of a change in the sales mix. This decrease was offset by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses increased by $348,521 to $917,281 for the three months ended March 31, 2007, compared to $568,760 in the same quarter of 2006. The increase in expenses related primarily to an increase in stock based compensation expense of approximately $377,000 relating primarily to stock options and warrants issued in 2007, and to increases in professional fees of approximately $33,000 offset by decreases in salaries of approximately $27,000 because of fewer personnel, decreases in commissions of approximately $21,000 and decreases in other expenses of approximately $13,000.

Research and development expenses were $8,554 in the three months ended March 31, 2007 compared to $8,659 for the three months ended March 31, 2006. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems.

Legal fees increased by $91,965 to $107,344 in the three months ended March 31, 2007, from $15,379 in the same quarter of 2006. A significant portion of the legal fees in both periods related to the patent infringement claims.

Other income (expense) was $5,524 in the three months ended March 31, 2007, compared to ($22,020) in the same quarter of 2006. Interest expense was approximately $20,000 lower in the first quarter of 2007 than it was in the first quarter of 2006.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended March 31, 2007 and 2006, as no tax benefit could be utilized by the Company. The income taxes provided in both periods represented minimum state taxes.

The net loss for the three months ended March 31, 2007 was $895,067, or $.07 per share, compared to a net loss of $118,550, or $.01 per share in the same quarter of 2006. The change was primarily the result of a reduction in gross profit of $365,280 and increased operating expenses of $440,381 being partially offset by a decrease in nonoperating expenses of $27,544.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE THREE MONTHS ENDED MARCH 31, 2007)

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 8.25%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is Michael Thorsland, a director of the Company.

The Company believes that its working capital at March 31, 2007 along with the funds available under the bank line of credit described above will be adequate to satisfy projected operating and capital requirements for the next twelve months. The preceding sentence is a forward-looking statement and subject to several risks. Should the Company’s costs and expenses prove to be greater than we currently anticipate, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

Net cash used by operating activities for the three months ended March 31, 2007 totaled $409,143. Negative operating cashflows resulted from the net loss of $895,067 for the period being partially offset by non-cash adjustments of $416,620 relating to stock option and warrant compensation expense, depreciation and amortization and by net changes in operating assets and liabilities of $69,304 relating primarily to a decreases in inventories, receivables, accounts payable and accrued expenses.

Net cash used by investing activities for the three months ended March 31, 2007 totaled $3,851. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2007 totaled $9,653. The amount relates to proceeds from the exercise of stock options.

Item 3.  Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that, except as set forth in the final paragraph of this Item 3, (i) the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission: and (ii) the

Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This significant deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this significant deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the significant deficiency discussed above presents a risk of errors or misstatements in the financial statements and that the cost of remediating this significant deficiency exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the significant deficiency.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2007, the Company granted five-year warrants to purchase an aggregate of 150,000 shares of common stock at $.70 per share to two directors and a consultant. The warrants were immediately exercisable. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

On February 9, 2007, in consideration for consulting services, the Company extended the expiration date of warrants to purchase an aggregate of 132,000 shares originally issued to a consultant between 2002 and 2004 for an additional two years. The amended warrants are as follows: 50,000 shares @ $1.00 per share, expiring on July 31, 2009, 57,000 shares at $3.50 per share, expiring on August 24, 2009 and 25,000 shares at $1.35 per share, expiring on December 5, 2010. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

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

Scanner Technologies Corporation

Dated: May 21, 2007	By:	:/s/ Elwin M. Beaty
Elwin M. Beaty Chief Executive Officer, President and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2007

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1*	Common Stock Purchase Warrant (50,000 shares) dated January 24, 2007 issued to Betsy Brenden Radtke

10.2*	Common Stock Purchase Warrant (50,000 shares) dated January 24, 2007 issued to Michael A. Thorsland

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.