Form 10QSB
period 2007-06-30
SCANNER TECHNOLOGIES CORP
filed 2007-08-14
CIK 217222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION

(Exact name of small business issuer as specified in its charter)

New Mexico	85-0169650
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The Issuer had 12,235,568 shares of Common Stock, no par value, outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐   No  ☒

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$445,566	$705,762	$748,487	$1,571,737

COST OF GOODS SOLD	214,853	263,135	384,786	630,842

GROSS PROFIT	230,713	442,627	363,701	940,895

OPERATING EXPENSES
Selling, general and administrative	459,731	464,533	1,377,012	1,033,293
Research and development	9,222	8,598	17,776	17,257
Legal fees	195,742	38,088	303,086	53,467
	664,695	511,219	1,697,874	1,104,017

LOSS FROM OPERATIONS	(433,982)	(68,592)	(1,334,173)	(163,122)

OTHER INCOME (EXPENSE)
Interest expense	(46,397)	(17,755)	(46,480)	(38,205)
Miscellaneous	3,127	1,233	8,734	(337)

LOSS BEFORE INCOME TAXES	(477,252)	(85,114)	(1,371,919)	(201,664)

INCOME TAXES	—	800	400	2,800

NET LOSS	$(477,252)	$(85,914)	$(1,372,319)	$(204,464)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.01)	$(0.11)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,235,568	12,216,068	12,226,308	12,216,068

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,452	$688,251
Accounts receivable, less allowance of $15,000	418,337	343,926
Inventories	646,574	795,721
Prepaid expenses	23,134	36,564
TOTAL CURRENT ASSETS	1,103,497	1,864,462

PROPERTY AND EQUIPMENT, net	13,525	14,494

PATENT RIGHTS, net	44,597	97,772

OTHER	7,199	7,199

	$1,168,818	$1,983,927

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$189,300	$111,700
Accrued expenses	153,457	128,653
TOTAL CURRENT LIABILITIES	342,757	240,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,235,568 and 12,216,068 shares issued and outstanding	8,343,155	7,261,644
Deferred financing costs, net	(626,705)	—
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(6,736,489)	(5,364,170)
	826,061	1,743,574

	$1,168,818	$1,983,927

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(1,372,319)	$(204,464)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,820	8,012
Amortization of patent rights	29,160	30,876
Write-off of invalid patents	24,015	—
Stock option and warrant compensation expense	409,545	48,047
Amortization of deferred financing costs	35,608	34,623
Changes in operating assets and liabilities:
Accounts receivable	(74,411)	(333,426)
Inventories	149,147	297,016
Prepaid expenses and other	13,430	(20,657)
Accounts payable	77,600	(35,029)
Accrued expenses	24,804	61,762
Net cash used by operating activities	(678,601)	(113,240)

INVESTING ACTIVITY
Purchases of property and equipment	(3,851)	(952)

FINANCING ACTIVITIES
Payments on bank line of credit	—	(490,000)
Proceeds from exercise of stock options	9,653	—
Net cash provided (used) by financing activities	9,653	(490,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(672,799)	(604,192)

CASH AND CASH EQUIVALENTS
Beginning of period	688,251	1,168,532

End of period	$15,452	$564,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$10,872	$3,582
Income taxes	400	2,800

Noncash financing activities:
Warrants issued in connection with line of credit for deferred financing costs	662,313	—

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.

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

Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the inventory allowance for excess inventories, the valuation allowance on deferred tax assets, and costs and expenses related to litigation.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable arise from the normal course of selling products on credit to customers. An allowance for doubtful accounts has been provided for estimated uncollectable accounts. Accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. Individual accounts are charged against the allowance when collection efforts have been exhausted. At June 30, 2007, approximately 85% of accounts receivable is due from one customer.

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

Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS No. 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted, prior to but not vested as of the date SFAS No. 123R was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.” The unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 reflect share-based compensation expense of $409,545 ($0.03 per basic and diluted share) and $48,047 ($0.00 per basic and diluted share), respectively and for the three months ended June 30, 2007 and 2006 reflect share-based compensation expense of $10,754 ($0.00 per basic and diluted share) and $26,292 ($0.00 per basic and diluted share), respectively. At June 30, 2007, there was approximately $10,000 of total unrecognized compensation cost related to non-vested share-based compensation, which cost will be recognized in 2007.

The fair value of options and warrants was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.65%	4.93%
Dividend yield	0%	0%
Volatility factor of expected market price of common stock	93%	139%
Weighted average expected life	1.9 years	2.5 years

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

Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in East Asia and the United States.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidulitive in the three and six month periods ended June 30, 2007 and 2006, respectively.

Options and warrants to purchase 7,134,663 and 6,390,132 shares of common stock with a weighted average exercise price of $1.49 and $1.59 were excluded from the diluted computation for the three months ended June 30, 2007 and 2006, respectively, because they were antidulitive. Options and warrants to purchase 6,950,144 and 6,443,511 shares of common stock with a weighted average exercise price of $1.51 and $1.59 were excluded from the diluted computation for the six months ended June 30, 2007 and 2006, respectively, because they were antidulitive.

2.	Going Concern –

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $1,372,319, $1,084,305 and $1,892,617 for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively and has an accumulated deficit of $6,736,489 at June 30, 2007. The outcome of recent litigation, which the Company is appealing, may also have an adverse effect on the Company’s financial condition (Note 6). In connection with the litigation, should the court order the Company to pay ICOS the $5.28 million plus interest, the Company may be unable to post the supersedeas bond necessary to appeal the award, and otherwise be unable to stay enforcement of such a judgment. Such an outcome would have a material adverse effect on the operations of the Company, such that the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

During the six months ended June 30, 2007, the Company’s working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation, the Company believes that its working capital at June 30, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient operating cash flow or obtain additional financing or refinancing to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

3.	Inventories –

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
Finished goods	$64,701	$65,887
Subassemblies	286,211	316,401
Raw materials	912,662	908,433
Allowance for excess inventories	(617,000)	(495,000)
	$646,574	$795,721

4.	Bank Line of Credit –

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 8.25%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is Michael Thorsland, a director of the Company. The Company granted the guarantors five-year warrants to purchase 585,000 shares of common stock at $1.00 per share and, for certain guarantors, a two-year extension to exercise their existing warrants. Warrants to purchase shares of common stock were extended as follows: 250,000 shares at $.70 per share extended to August 1, 2010; 79,197 shares at $1.00 per share extended to July 31, 2009; 20,000 shares at $1.35 per share extended to December 5, 2010; 275,000 shares at $2.75 per share extended to April 14, 2010; and 257,250 shares at $3.50 per share extended to August 24, 2009. Warrants to purchase an aggregate of 46,235 units at $10.80 per unit were extended to March 31, 2009; a unit consists of four (4) shares of common stock and a warrant to purchase one share of common stock at $1.00 per share extended to July 31, 2009. The valuation of the newly issued and extended warrants was $662,313 as determined by the Black-Scholes-Merton option pricing model. The $662,313 was recorded as deferred financing costs. These costs are amortized over the term of the line of credit and the net unamortized balance is offset against stockholders’ equity. The Company had no outstanding indebtedness under the line at June 30, 2007.

5.	Stock Options and Warrants –

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

6.	Contingencies and Uncertainty –

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

In July 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V. (“ICOS”) for infringement of two of its patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. The United States District Court for the Southern District of New York found no infringement with regard to two-illumination source devices that ICOS sold. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at that stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare patents ‘756 and ‘757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s ‘756 and ‘757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. The Company wrote off the net unamortized balance of the invalid patents in the second quarter of 2007. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On July 6, 2007, ICOS filed a motion and proposed judgment in the District Court to recover attorneys’ fees and costs. The ICOS motion asks the Court to declare the case exceptional pursuant to 35 U.S.C. § 285, award attorneys’ fees in the amount of $3,095,889, costs and expert fees in the amount of $637,099, and interest of 4.95% per annum commencing from June 1, 2007. ICOS also filed a Memorandum of Law in Support of its motion and asked the court to further enhance its award of attorneys’ fees by 150%. Thus, the total amount ICOS seeks is just over $5.28 million plus interest. ICOS requested the court make the judgment executable within ten days unless Scanner posts a supersedeas bond which includes the Judgment amount and interest over the anticipated one year appeal. Because the ruling has not been finalized, the Company has not accrued any of these expenses in the condensed consolidated financial statements at June 30, 2007. The Company, which has filed a notice of appeal in the case, intends to vigorously defend itself and the Company’s intellectual property rights and expects to incur significant additional expenses to pursue its claims. If the Company is successful on its appeal, some of the proceeds received or to be received by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its President and Senior Vice President in accordance with employment agreements.

In July 2005, American Arium (“Arium”) instituted an action against the Company in the U.S. District Court for the Central District of California asking the court for a ruling that certain patents owned by the Company are invalid and not infringed by Arium’s products. The patents relate to the inspection and manufacture of ball grid array devices. In response to the action, the Company asserted that Arium’s products infringe the patents and asked the court to award the Company a reasonable royalty. In May 2007, Arium approached Scanner to discuss a settlement of the case and the parties reached a settlement agreement. Under the terms of the agreement both parties agreed to drop all claims asserted against each other and the case was dismissed.

In September 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation claiming willful and deliberate infringement of U.S. Patents numbered 7,079,678 and 7,085,411 which disclose methods of three-dimensional inspection that allow ball grid array (“BGA”) devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company’s patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphics cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorneys’ fees. On July 10, 2007, a Magistrate Judge in the Texas Court issued a recommendation for dismissal of the case because the New York Court held that “Scanner is barred by unclean hands from enforcing the Patents and related patents.”

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

GENERAL

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $1,372,319, $1,084,305 and $1,892,617 for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively and has an accumulated deficit of $6,736,489 at June 30, 2007. The outcome of recent litigation, which the Company is appealing, may also have an adverse effect on the Company’s financial condition (See Part II, Item 1 Legal Proceedings, and below). The preceding sentence is a forward-looking statement and subject to several risks.

During the six months ended June 30, 2007, the Company’s working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation discussed below, the Company believes that its working capital at June 30, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. The preceding sentence is a forward-looking statement and subject to several risks. Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient operating cash flow or obtain additional financing or refinancing to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

The Company generates revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The products include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users, as well as complete machine-vision inspection systems that the Company sells to end users. Because the Company sells relatively few of its devices each year, the Company’s business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales. The Company does not believe that its revenues will be adversely affected because certain of its patents were deemed invalid in recent litigation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Sales for the three months ended June 30, 2007, were $445,566 compared to $705,762 for the three months ended June 30, 2006. One of the Company’s VisionFlex robotic inspection systems was sold in the second quarter of 2006 and none were sold in 2007. The number of modules sold in the second quarter of 2007 was also less than the number sold in the second quarter of 2006. Since the Company sells relatively few of its devices each year, its business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $48,282 to $214,853 in the three months ended June 30, 2007, from $263,135 in 2006. Cost of goods sold as a percentage of sales increased by 10.9 percentage points to 48.2% in 2007 compared to 37.3% in 2006. Cost of goods sold as a percentage of sales increased primarily from an increase in the allowance for excess inventories. The total allowance for excess inventories charged to cost of goods sold was approximately $57,000 and $23,000 in the three months ended June 30, 2007 and 2006, respectively. In 2007, material cost decreased 0.8% as a percent of sales. This decrease was offset by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses decreased by $4,802 to $459,731 for the three months ended June 30, 2007, compared to $464,533 in the same quarter of 2006. The decrease in expenses related primarily to decreases in salaries of approximately $19,000 because of fewer personnel, decreases in commissions of approximately $10,000, a decrease in stock based compensation expense of approximately $15,000 and decreases in other expenses of approximately $36,000 offset by an increase in professional fees of approximately $51,000 and the write-off of net unamortized patent costs of approximately $24,000, in the three months ended June 30, 2007, on patents deemed to be invalid.

Research and development expenses were $9,222 in the three months ended June 30, 2007 compared to $8,598 for the three months ended June 30, 2006. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems.

Legal fees increased by $157,654 to $195,742 in the three months ended June 30, 2007, from $38,088 in the same quarter of 2006. A significant portion of the legal fees in both periods related to the patent infringement claims.

Other expense was $43,270 in the three months ended June 30, 2007, compared to $16,522 in the same quarter of 2006. Interest expense was approximately $29,000 higher in the second quarter of 2007 than it was in the second quarter of 2006 primarily because of financing costs associated with the new line of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended June 30, 2007 and 2006, as no tax benefit could be utilized by the Company. The income taxes provided in 2006 represented minimum state taxes.

The net loss for the three months ended June 30, 2007 was $477,252, or $.04 per share, compared to a net loss of $85,914, or $.01 per share in the same quarter of 2006. The change was primarily the result of a reduction in gross profit of $211,914, increased operating expenses of $153,476 and an increase in nonoperating expenses of $26,748.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Sales for the six months ended June 30, 2007, were $748,487 compared to $1,571,737 for the six months ended June 30, 2006. Three of the Company’s VisionFlex robotic inspection systems were sold in the first six months of 2006 and none were sold in 2007. The number of modules sold in the first six months of 2007 was also less than the number sold in the first six months of 2006. Since the Company sells relatively few of its devices each year, its business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $246,056 to $384,786 in the six months ended June 30, 2007, from $630,842 in 2006. Cost of goods sold as a percentage of sales increased by 11.3 percentage points to 51.4% in 2007 compared to 40.1% in 2006. The increase in cost of goods sold as a percentage of sales resulted primarily from the change in the sales mix and an increase in the allowance for excess inventories. The total allowance for excess inventories charged to cost of goods sold was approximately $122,000 and $68,000 in the six months ended June 30, 2007 and 2006, respectively. In 2007, material cost decreased 7.2% as a percent of sales, primarily because of a change in the sales mix. This decrease was offset by an increase in manufacturing costs as a percent of sales primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses increased by $343,719 to $1,377,012 for the six months ended June 30, 2007, compared to $1,033,293 for the six months ended June 30, 2006. The increase in expenses related primarily to an increase in stock based compensation expense of approximately $361,000 relating primarily to stock options and warrants issued in 2007, to an increase in professional fees of approximately $84,000, to the write-off of net unamortized patent costs of approximately $24,000, in the six months ended June 30, 2007, on patents deemed to be invalid, offset by decreases in salaries and related costs of approximately $47,000 because of fewer personnel, decreases in commissions of approximately $31,000 and decreases in other expenses of approximately $47,000.

Research and development expenses were $17,776 in the six months ended June 30, 2007 compared to $17,257 for the six months ended June 30, 2006. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems.

Legal fees increased by $249,619 to $303,086 in the six months ended June 30, 2007, from $53,467 in the same period of 2006. A significant portion of the legal fees in both periods related to the patent infringement claims.

Other expense was $37,746 in the six months ended June 30, 2007, compared to $38,542 in the same period of 2006. Interest expense was approximately $8,000 higher in the first six months of 2007 than it was in the first six months of 2006. This increase in expense was more than offset by an increase in miscellaneous income in 2007 compared to 2006.

The Company recognized no income tax benefit to offset the loss before income taxes in the six months ended June 30, 2007 and 2006, as no tax benefit could be utilized by the Company. The income taxes provided in both periods represented minimum state taxes.

The net loss for the six months ended June 30, 2007 was $1,372,319, or $.11 per share, compared to a net loss of $204,464, or $.02 per share in the same period of 2006. The change was primarily the result of a reduction in gross profit of $577,194 and an increase in operating expenses of $593,857.

LIQUIDITY AND CAPITAL RESOURCES (FOR THE SIX MONTHS ENDED JUNE 30, 2007)

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 8.25%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is Michael Thorsland, a director of the Company.

Subject to the outcome of the ICOS litigation discussed below, the Company believes that its working capital at June 30, 2007 along with the funds available under the bank line of credit described above will be adequate to satisfy projected operating and capital requirements for the next twelve months. The preceding sentence is a forward-looking statement and subject to several risks. Should the Company’s costs and expenses prove to be greater than we currently anticipate, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

On July 6, 2007, in connection with its patent-related lawsuit against the Company, ICOS Vision Systems N.V. (“ICOS”) filed a motion in the Southern District of New York seeking to recover attorneys’ fees and costs against the Company. ICOS has moved the Court to declare the case exceptional pursuant to 35 U.S.C. § 285, award attorneys’ fees in the amount of $3,095,889, award costs and expert fees in the amount of $637,099, and impose interest of 4.95% per annum commencing from June 1, 2007. ICOS also asked the court to further enhance its award of attorneys’ fees by 150%. The total amount ICOS seeks against the Company is approximately $5.28 million plus interest. While the Company has filed a notice of appeal in the case, the Court may award ICOS the relief it is seeking and order the Company to pay ICOS up to $5.28 million plus interest. In addition, should the Court make such an award, the Company may be unable to post the supersedeas bond necessary to appeal the award, and otherwise unable to stay enforcement of such a judgment. Such an outcome would have a material adverse effect on the operations of the Company such that the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

Net cash used by operating activities for the six months ended June 30, 2007 totaled $678,601. Negative operating cashflows resulted from the net loss of $1,372,319 for the period being partially offset by non-cash adjustments of $503,148 relating to stock option and warrant compensation expense, write-off of invalid patents, depreciation and amortization and by net changes in operating assets and liabilities of $190,570 relating primarily to a decreases in inventories, accounts payable and accrued expenses and an increase in receivables.

Net cash used by investing activities for the six months ended June 30, 2007 totaled $3,851. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2007 totaled $9,653. The amount relates to proceeds from the exercise of stock options.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This significant deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this significant deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of June 30, 2007, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the significant deficiency discussed above presents a risk of errors or misstatements in the financial statements and that the cost of remediating this significant deficiency exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the significant deficiency.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2000, the Company instituted an action against ICOS Vision Systems Corporation N.V. (“ICOS”) in the U.S. District Court for the Southern District of New York for infringement of two patents (U.S. Patent Nos. 6,064,756 and 6,064,757) owned by the Company. The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare those patents, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s ‘756 and ‘757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On July 6, 2007, ICOS filed a motion to recover attorneys’ fees and costs; the total amount ICOS seeks is just over $5.28 million plus interest. ICOS requested the court make the judgment executable within ten days unless Scanner posts a supersedeas bond which includes the judgment amount and interest over the anticipated one year appeal. The Company has filed a notice of appeal in the case.

In July 2005, American Arium (“Arium”) instituted an action against the Company in the U.S. District Court for the Central District of California asking the court for a ruling that certain patents owned by the Company are invalid and not infringed by Arium’s products. The patents relate to the inspection and manufacture of ball grid array devices. In response to the action, the Company asserted that Arium’s products infringe the patents and asked the court to award the Company a reasonable royalty. In May 2007, Arium approached the Company to discuss a settlement of the case and the parties reached a settlement agreement. Under the terms of the agreement both parties agreed to drop all claims asserted against each other and the case was dismissed.

In September 2006, the Company filed a lawsuit in the United States District Court, Eastern District of Texas against nVidia Corporation claiming willful and deliberate infringement of U.S. Patents numbered 7,079,678 and 7,085,411 which disclose methods of three-dimensional inspection that allow ball grid array (“BGA”) devices to be manufactured more precisely and efficiently. The complaint alleges that nVidia has sold and/or is presently selling throughout the United States infringing BGA devices that are covered by one or more claims of the Company’s patents. The complaint also alleges that nVidia has induced others to infringe. These BGA devices are a component in graphics cards, motherboards, computers, video game consoles, cell phones and handheld devices that are sold in the United States. In addition to requesting preliminary and permanent injunctions, the complaint asks the court to award the Company all damages it is entitled to recover, including reasonable royalties on infringing products, treble damages and attorneys’ fees. On July 10, 2007, a Magistrate Judge in the Texas Court issued a recommendation for dismissal of the case because the New York Court held that “Scanner is barred by unclean hands from enforcing the Patents and related patents.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In consideration for the guarantee of debt of the Company, on May 21, 2007, the Company issued five-year warrants to purchase an aggregate of 585,000 shares of common stock at $1.00 per share to eleven persons (the Guarantors”).

In addition, the Company extended certain warrants held by the Guarantors for an additional two years. Warrants to purchase common shares were extended as follows: 250,000 shares at $.70 per share extended to August 1, 2010; 79,197 shares at $1.00 per share extended to July 31, 2009; 20,000 shares at $1.35 per share extended to December 5, 2010; 275,000 shares at $2.75 per share extended to April 14, 2010; and 257,250 shares at $3.50 per share extended to August 24, 2009. Warrants to purchase an aggregate of 46,235 units at $10.80 per unit were extended to March 31, 2009; a unit consists of four (4) shares of common stock and a warrant to purchase one share of common stock at $1.00 per share extended to July 31, 2009.

The above securities were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933. The warrants bear a restrictive legend.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 31, 2007. The Company solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, and the shareholders voted on the following matters:

(i)	Set the number of directors at four (4):

For: 10,955,852	Against: 24,580	Abstain: 15,313

(ii)	Election of Directors:

	For	Withheld
Elwin M. Beaty	10,838,814	156,932
David P. Mork	10,838,814	156,932
Betsy Brenden Radtke	10,955,621	40,125
Michael A. Thorsland	10,838,814	156,932

(iii)	Approve an increase of shares from 2,300,000 to 3,800,000 under the 2004 Equity Incentive Plan:

For: 7,021,960	Against: 388,516	Abstain: 8,043	Broker non-votes: 3,577,227

(iv)	Ratify the appointment of Lurie Besikof Lapidus & Company, LLP as independent auditors for the current fiscal year:

For: 10,971,106	Against: 24,640	Abstain: 0

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on page following signature page.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation

Dated: August 14, 2007	By:	/s/ Elwin M. Beaty
Elwin M. Beaty Chief Executive Officer, President and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2007

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1*	Business Loan Agreement dated April 12, 2007 between the Company and Bremer Bank, N.A.

10.2*

Promissory Note dated April 12, 2007 in favor of Bremer Bank, N.A., Commercial Security Agreement dated April 12, 2007 between the Company and Bremer Bank, N.A. and Change in Terms Agreement dated May 21, 2007 between the Company and Bremer Bank, N.A.

10.3*	Lease Renewal Addendum dated January 29, 2007 between Registrant and Carleton Park Associates, L.L.C. relating to Registrant’s Arizona premises.

10.4*	Amendment No. 7 dated March 9, 2007 to Lease between Registrant and Parkers Lake II Realty LLC relating to Registrant’s Minnesota premises.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.