Form 10QSB
period 2007-09-30
SCANNER TECHNOLOGIES CORP
filed 2007-10-30
CIK 217222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Issuer had 12,235,568 shares of Common Stock, no par value, outstanding as of October 26, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐	No ☒

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$468,964	$572,784	$1,217,451	$2,144,521

COST OF GOODS SOLD	512,132	326,866	896,918	957,708

GROSS PROFIT	(43,168)	245,918	320,533	1,186,813

OPERATING EXPENSES
Selling, general and administrative	376,560	406,653	1,753,572	1,439,946
Research and development	8,196	12,294	25,972	29,551
Legal fees	133,782	33,597	436,868	87,064
	518,538	452,544	2,216,412	1,556,561

LOSS FROM OPERATIONS	(561,706)	(206,626)	(1,895,879)	(369,748)

OTHER INCOME (EXPENSE)
Interest expense	(91,334)	(17,312)	(137,814)	(55,517)
Miscellaneous	65	6,221	8,799	5,884

LOSS BEFORE INCOME TAXES	(652,975)	(217,717)	(2,024,894)	(419,381)

INCOME TAXES	—	—	400	2,800

NET LOSS	$(652,975)	$(217,717)	$(2,025,294)	$(422,181)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.17)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	12,235,568	12,216,068	12,229,429	12,216,068

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,517	$688,251
Accounts receivable, less allowance of $15,000	529,111	343,926
Inventories	278,312	795,721
Prepaid expenses	27,568	36,564
TOTAL CURRENT ASSETS	856,508	1,864,462

PROPERTY AND EQUIPMENT, net	11,010	14,494

PATENT RIGHTS, net	34,306	97,772

OTHER	7,199	7,199

	$909,023	$1,983,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank lines of credit	$220,000	$—
Accounts payable	338,496	111,700
Accrued expenses	81,765	128,653
TOTAL CURRENT LIABILITIES	640,261	240,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,235,568 and 12,216,068 shares issued and outstanding	8,353,371	7,261,644
Deferred financing costs, net	(541,245)	—
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(7,389,464)	(5,364,170)
	268,762	1,743,574

	$909,023	$1,983,927

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(2,025,294)	$(422,181)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	7,335	11,782
Amortization of patent rights	39,451	46,313
Write-off of patent rights	24,015	—
Stock option and warrant compensation expense	419,761	62,852
Amortization of deferred financing costs	121,068	51,934
Changes in operating assets and liabilities:
Accounts receivable	(185,185)	45,987
Inventories	517,409	407,741
Prepaid expenses and other	8,996	712
Accounts payable	226,796	23,130
Accrued expenses	(46,888)	54,389
Net cash provided (used) by operating activities	(892,536)	282,659

INVESTING ACTIVITY
Purchases of property and equipment	(3,851)	(241)

FINANCING ACTIVITIES
Net proceeds (payments) on bank lines of credit	220,000	(490,000)
Proceeds from exercise of stock options	9,653	—
Net cash provided (used) by financing activities	229,653	(490,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(666,734)	(207,582)

CASH AND CASH EQUIVALENTS
Beginning of period	688,251	1,168,532

End of period	$21,517	$960,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16,746	$3,582
Income taxes	400	2,800

Noncash financing activities:
Warrants issued in connection with line of credit for deferred financing costs	662,313	—

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB.

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

Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the allowance for uncollectible accounts receivable, inventory allowance for excess inventories, the valuation allowance on deferred tax assets, and costs and expenses related to litigation.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Accounts receivable arise from the normal course of selling products on credit to customers. An allowance for doubtful accounts has been provided for estimated uncollectible accounts. Accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. Individual accounts are charged against the allowance when collection efforts have been exhausted. At September 30, 2007, approximately 65% of accounts receivable is due from one customer.

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

The Company has potentially excess inventories for its VisionFlex robotic inspection systems; these inventories have been reduced by an allowance. After consideration of a number of factors, including the fact the Company has not sold any VisionFlex systems since July 2006, the Company wrote off the remaining VisionFlex inventories of approximately $335,000 to cost of goods sold during the three months ended September 30, 2007.

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

Under the modified prospective application method, awards that are granted or modified after the date of adoption of SFAS No. 123R are measured and accounted for in accordance with SFAS No. 123R. Compensation cost for awards granted, prior to but not vested as of the date SFAS No. 123R was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.” The unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 reflect share-based compensation expense of $419,761 and $62,852, respectively and for the three months ended September 30, 2007 and 2006 reflect share-based compensation expense of $10,216 and $14,805, respectively. At September 30, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation.

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidulitive in the three and nine month periods ended September 30, 2007 and 2006, respectively.

Options and warrants to purchase 6,184,443 and 6,361,182 shares of common stock with a weighted average exercise price of $1.55 and $1.59 were excluded from the diluted computation for the three months ended September 30, 2007 and 2006, respectively, because they were antidulitive. Options and warrants to purchase 6,692,106 and 6,416,068 shares of common stock with a weighted average exercise price of $1.52 and $1.59 were excluded from the diluted computation for the nine months ended September 30, 2007 and 2006, respectively, because they were antidulitive.

2.	Going Concern –

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $2,025,294, $1,084,305 and $1,892,617 for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively and has an accumulated deficit of $7,389,464 at September 30, 2007. The outcome of recent litigation, which the Company has appealed, may also have an adverse effect on the Company’s financial condition (Note 6). In connection with the litigation, should the court order the Company to pay ICOS the $5.28 million plus interest, the Company may be unable to post the supersedeas bond necessary to appeal the award, and otherwise be unable to stay enforcement of such a judgment. Such an outcome would have a material adverse effect on the operations of the Company, such that the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

During the nine months ended September 30, 2007, the Company’s working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation, the Company believes that its working capital at September 30, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

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

3.	Inventories –

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
Finished goods	$51,201	$65,887
Subassemblies	285,355	316,401
Raw materials	913,756	908,433
Allowance for excess inventories	(972,000)	(495,000)
	$278,312	$795,721

4.	Bank Line of Credit –

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 7.75%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is Michael Thorsland, a director of the Company. The Company granted the guarantors five-year warrants to purchase 585,000 shares of common stock at $1.00 per share and, for certain guarantors, a two-year extension to exercise their existing warrants. Warrants to purchase shares of common stock were extended as follows: 250,000 shares at $.70 per share extended to August 1, 2010; 79,197 shares at $1.00 per share extended to July 31, 2009; 20,000 shares at $1.35 per share extended to December 5, 2010; 275,000 shares at $2.75 per share extended to April 14, 2010; and 257,250 shares at $3.50 per share extended to August 24, 2009. Warrants to purchase an aggregate of 46,235 units at $10.80 per unit were extended to March 31, 2009; a unit consists of four (4) shares of common stock and a warrant to purchase one share of common stock at $1.00 per share extended to July 31, 2009. The valuation of the newly issued and extended warrants was $662,313 as determined by the Black-Scholes-Merton option pricing model. The $662,313 was recorded as deferred financing costs. These costs are amortized over the term of the line of credit and the net unamortized balance is offset against stockholders’ equity. The Company had outstanding indebtedness of $220,000 under the line at September 30, 2007.

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

On July 13, 2007, as an incentive for their continued employment with the Company, the Compensation Committee authorized the grant of a security interest in all of the assets of the Company to Elwin M. Beaty, President and Chief Executive Officer, and David Mork, Senior Vice President securing payment of the salary and severance payments due to Messrs. Beaty and Mork under the terms of their employment agreements. Each of Messrs. Beaty’s and Mork’s employment agreements were amended on July 13, 2007 to reflect this security interest. On October 29, 2007, the Company entered into a Security Agreement and a Patent Security and License Agreement with Messrs. Beaty and Mork. Together, these agreements grant a security interest in all of the assets of the Company to Messrs. Beaty and Mork.

In July 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V. (“ICOS”) for infringement of two of its patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. The United States District Court for the Southern District of New York found no infringement with regard to two-illumination source devices that ICOS sold. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at that stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare patents ‘756 and ‘757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s ‘756 and ‘757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. The Company wrote off the net unamortized balance of the invalid patents in the second quarter of 2007. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On July 6, 2007, ICOS filed a motion and proposed judgment in the District Court to recover attorneys’ fees and costs. The ICOS motion asks the Court to declare the case exceptional pursuant to 35 U.S.C. § 285, award attorneys’ fees in the amount of $3,095,889, costs and expert fees in the amount of $637,099, and interest of 4.95% per annum commencing from June 1, 2007. ICOS also filed a Memorandum of Law in Support of its motion and asked the court to further enhance its award of attorneys’ fees by 150%. Thus, the total amount ICOS seeks is just over $5.28 million plus interest. ICOS requested the court make the judgment executable within ten days unless Scanner posts a supersedeas bond which includes the Judgment amount and interest over the anticipated one year appeal. Because the ruling has not been finalized, the Company has not accrued any of these expenses in the condensed consolidated financial statements at September 30, 2007. On September 12, 2007, the Company filed an appeal with the United States Court of Appeals for the District Court regarding this case, intends to vigorously defend itself and its intellectual property rights and expects to incur significant additional expenses to pursue its claims. If the Company is successful on its appeal, some of the proceeds received or to be received, if any, by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its President and Senior Vice President in accordance with employment agreements.

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

General

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $2,025,294, $1,084,305 and $1,892,617 for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, respectively and has an accumulated deficit of $7,389,464 at September 30, 2007. The outcome of recent litigation, which the Company has appealed, may also have an adverse effect on the Company’s financial condition (See Part II, Item 1 Legal Proceedings, and below). The preceding sentence is a forward-looking statement and subject to several risks.

During the nine months ended September 30, 2007, the Company’s working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation discussed below, the Company believes that its working capital at September 30, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. The preceding sentence is a forward-looking statement and subject to several risks. Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

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

Accounts receivable arise from the normal course of selling products on credit to customers. An allowance for doubtful accounts has been provided for estimated uncollectible accounts. Accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices are analyzed when evaluating the adequacy of the allowance for doubtful accounts. Individual accounts are charged against the allowance when collection efforts have been exhausted.

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

Results Of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales for the three months ended September 30, 2007, were $468,964 compared to $572,784 for the three months ended September 30, 2006. Two of the Company’s VisionFlex robotic inspection systems were sold in the third quarter of 2006 and none were sold in 2007. The number of modules sold in the third quarter of 2007 was greater than the number sold in the third quarter of 2006. Since the Company sells relatively few of its devices each year, its business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold increased by $185,266 to $512,132 in the three months ended September 30, 2007, from $326,866 in 2006. Cost of goods sold as a percentage of sales increased to 109.2% in 2007 compared to 57.1% in 2006. The increase in cost of goods sold as a percentage of sales resulted primarily from an increase in the allowance to reserve the remaining VisionFlex robotic inspection system inventories as the Company has not sold any such robotic inspection systems since July 2006. The allowance for excess inventories charged to cost of goods sold was approximately $355,000 and $17,000 in the three months ended September 30, 2007 and 2006, respectively. In 2007, material cost decreased 18.2% as a percent of sales primarily because of the change in the sales mix and manufacturing costs as a percent of sales decreased by 1.4% primarily because of a decrease in manufacturing costs.

Selling, general and administrative expenses decreased by $30,093 to $376,560 for the three months ended September 30, 2007, compared to $406,653 in the same quarter of 2006. The decrease in expenses related primarily to decreases in salaries and related costs of approximately $36,000 because of fewer personnel, a decrease in stock based compensation expense of approximately $5,000 and decreases in other expenses of approximately $17,000 offset by an increase in professional fees of approximately $28,000.

Research and development expenses were $8,196 in the three months ended September 30, 2007 compared to $12,294 for the three months ended September 30, 2006. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems.

Legal fees increased by $100,185 to $133,782 in the three months ended September 30, 2007, from $33,597 in the same quarter of 2006. A significant portion of the legal fees in both periods related to the patent infringement claims.

Other expense was $91,269 in the three months ended September 30, 2007, compared to $11,091 in the same quarter of 2006. Interest expense was approximately $74,000 higher in the third quarter of 2007 than it was in the third quarter of 2006 primarily because of financing costs associated with the new line of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended September 30, 2007 and 2006, as no tax benefit could be utilized by the Company.

The net loss for the three months ended September 30, 2007 was $652,975, or $.05 per share, compared to a net loss of $217,717, or $.02 per share in the same quarter of 2006. The change was the result of a reduction in gross profit of $289,086, increased operating expenses of $65,994 and an increase in nonoperating expenses of $80,178.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Sales for the nine months ended September 30, 2007, were $1,217,451 compared to $2,144,521 for the nine months ended September 30, 2006. Five of the Company’s VisionFlex robotic inspection systems were sold in the first nine months of 2006 and none were sold in 2007. The number of modules sold in the first nine months of 2007 was also less than the number sold in the first nine months of 2006. Since the Company sells relatively few of its devices each year, its business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $60,790 to $896,918 in the nine months ended September 30, 2007, from $957,708 in 2006. Cost of goods sold as a percentage of sales increased to 93.7% in 2007 compared to 44.7% in 2006. The increase in cost of goods sold as a percentage of sales resulted primarily from an increase in the allowance to reserve the remaining VisionFlex robotic inspection system inventories as the Company has not sold any such robotic inspection systems since July 2006. The allowance for excess inventories charged to cost of goods sold was approximately $477,000 and $84,000 in the nine months ended September 30, 2007 and 2006, respectively. In 2007, material cost decreased 10.1% as a percent of sales, primarily because of a change in the sales mix. Manufacturing costs as a percent of sales increased primarily because of the large decrease in sales, which caused fixed manufacturing costs to be spread over a smaller base.

Selling, general and administrative expenses increased by $313,626 to $1,753,572 for the nine months ended September 30, 2007, compared to $1,439,946 for the nine months ended September 30, 2006. The increase in expenses related primarily to an increase in stock based compensation expense of approximately $357,000 relating primarily to stock options and warrants issued in 2007, to an increase in professional fees of approximately $112,000, to the write-off of net unamortized patent costs of approximately $24,000 relating to patents deemed to be invalid, offset by decreases in salaries and related costs of approximately $82,000 because of fewer personnel, decreases in commissions of approximately $31,000, decreases in travel and related costs of approximately $17,000 and decreases in other expenses of approximately $49,000.

Research and development expenses were $25,972 in the nine months ended September 30, 2007 compared to $29,551 for the nine months ended September 30, 2006. The research and development activities related to the Company’s development and improvement of its own line of robotic inspection systems.

Legal fees increased by $349,804 to $436,868 in the nine months ended September 30, 2007, from $87,064 in the same period of 2006. A significant portion of the legal fees in both periods related to the patent infringement claims.

Other expense was $129,015 in the nine months ended September 30, 2007, compared to $49,633 in the same period of 2006. Interest expense was approximately $82,000 higher in the first nine months of 2007 than it was in the first nine months of 2006. Interest expense in both periods related primarily to financing costs associated with the lines of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the nine months ended September 30, 2007 and 2006, as no tax benefit could be utilized by the Company. The income taxes provided in both periods represented minimum state taxes.

The net loss for the nine months ended September 30, 2007 was $2,025,294, or $.17 per share, compared to a net loss of $422,181, or $.03 per share in the same period of 2006. The change was primarily the result of a reduction in gross profit of $866,280, an increase in operating expenses of $659,851 and an increase in nonoperating expense of $79,382.

Liquidity and Capital Resources (for the Nine Months Ended September 30, 2007)

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 7.75%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is Michael Thorsland, a director of the Company. The Company has outstanding indebtedness of $220,000 under the line at September 30, 2007.

Subject to the outcome of the ICOS litigation discussed below, the Company believes that its working capital at September 30, 2007 along with the funds available under the bank line of credit described above will be adequate to satisfy projected operating and capital requirements for the next twelve months. The preceding sentence is a forward-looking statement and subject to several risks. Should the Company’s costs and expenses prove to be greater than we currently anticipate, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

On July 6, 2007, in connection with its patent-related lawsuit against the Company, ICOS Vision Systems N.V. (“ICOS”) filed a motion in the Southern District of New York seeking to recover attorneys’ fees and costs against the Company. ICOS has moved the Court to declare the case exceptional pursuant to 35 U.S.C. § 285, award attorneys’ fees in the amount of $3,095,889, award costs and expert fees in the amount of $637,099, and impose interest of 4.95% per annum commencing from June 1, 2007. ICOS also asked the court to further enhance its award of attorneys’ fees by 150%. The total amount ICOS seeks against the Company is approximately $5.28 million plus interest. While the Company has appealed the case, the Court may award ICOS the relief it is seeking and order the Company to pay ICOS up to $5.28 million plus interest. In addition, should the Court make such an award, the Company may be unable to post the supersedeas bond necessary to appeal the award, and otherwise unable to stay enforcement of such a judgment. Such an outcome would have a material adverse effect on the operations of the Company such that the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

Net cash used by operating activities for the nine months ended September 30, 2007 totaled $892,536. Negative operating cashflows resulted from the net loss of $2,025,294 for the period being partially offset by non-cash adjustments of $611,630 relating to stock option and warrant compensation expense, write-off of invalid patents, depreciation and amortization and by net changes in operating assets and liabilities of $521,128 relating primarily to decreases in inventories and accrued expenses and to increases in receivables and accounts payable.

Net cash used by investing activities for the nine months ended September 30, 2007 totaled $3,851. The funds were used to purchase property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $229,653. Financing activities relate to net borrowings under the bank line of credit and to proceeds from the exercise of stock options.

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

Due to the lack of sufficient accounting personnel, there was an ineffective segregation of duties in the preparation of the financial statements to prevent or detect errors. This significant deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected if left unremediated. Accordingly, management determined that this significant deficiency constitutes a material weakness. Because of this material weakness, management believes that, as of September 30, 2007, we did not maintain effective internal control over financial reporting based on the criteria proposed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that the significant deficiency discussed above presents a risk of errors or misstatements in the financial statements and that the cost of remediating this significant deficiency exceeds the benefits that would be obtained by such remediation. Management has therefore elected not to hire the additional personnel that would be required to remediate the significant deficiency.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2000, the Company instituted an action against ICOS Vision Systems Corporation N.V. (“ICOS”) in the U.S. District Court for the Southern District of New York for infringement of two patents (U.S. Patent Nos. 6,064,756 and 6,064,757) owned by the Company. The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare those patents, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s ‘756 and ‘757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On July 6, 2007, ICOS filed a motion to recover attorneys’ fees and costs; the total amount ICOS seeks is just over $5.28 million plus interest. ICOS requested the court make the judgment executable within ten days unless Scanner posts a supersedeas bond which includes the judgment amount and interest over the anticipated one year appeal. On September 12, 2007, the Company filed an appeal with the United States Court of Appeals for the District Court regarding this case.

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

On July 13, 2007, as an incentive for their continued employment with the Company, the Compensation Committee authorized the grant of a security interest in all of the assets of the Company to Elwin M. Beaty, President and Chief Executive Officer, and David Mork, Senior Vice President securing payment of the salary and severance payments due to Messrs. Beaty and Mork under the terms of their employment agreements. Each of Messrs. Beaty’s and Mork’s employment agreements were amended on July 13, 2007 to reflect this security interest and are filed herewith as Exhibits 10.1 and 10.2. On October 29, 2007, the Company entered into a Security Agreement and a Patent Security and License Agreement with Messrs. Beaty and Mork, both of which are filed herewith as Exhibits 10.3 and 10.4. Together, these agreements grant a security interest in all of the assets of the Company to Messrs. Beaty and Mork.

Item 6.	Exhibits

See Exhibit Index on page following signature page.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scanner Technologies Corporation
Dated: October 30, 2007	By:	/s/ Elwin M. Beaty
Elwin M. Beaty Chief Executive Officer, President and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1*	Employment Agreement by and between the Registrant and Elwin M. Beaty, as amended July 13, 2007.

10.2*	Employment Agreement by and between the Registrant and David P. Mork, as amended July 13, 2007.

10.3*	Security Agreement by and between the Registrant, David P. Mork and Elwin M. Beaty, dated October 29, 2007.

10.4*	Patent Security and License Agreement by and between the Registrant, David P. Mork and Elwin M. Beaty, dated October 29, 2007.

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.