Form 10KSB
period 2007-12-31
SCANNER TECHNOLOGIES CORP
filed 2008-03-21
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0169650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The issuer’s revenues for its most recent fiscal year were $1,367,029.

The aggregate market value of the voting stock held by non-affiliates of the Company at March 5, 2008, was $407,368, assuming that all executive officers, directors and 10% shareholders known to the registrant are affiliates.

The Registrant had 12,235,568 shares of Common Stock, no par value, outstanding as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one)    ☐ Yes    ☒ No

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB

Introductory Statement

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (collectively referred to in this report as “our company,” “we,” “us,” “our,” or “the Company”) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements also include statements in which words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General Business Development

In July 2002, Scanner Technologies Corporation, a privately-held Minnesota corporation formed in 1990 for the purpose of inventing, developing and marketing vision inspection solutions for the semiconductor industry, merged with Southwest Capital Corporation, a New Mexico corporation formed in 1964. Southwest Capital Corporation survived the merger and changed its name to Scanner Technologies Corporation, which entity continued to operate the business of the Minnesota corporation.

Our principal offices are located at 14505 21st Ave. N., #220, in Minneapolis, Minnesota.

Industry

We invent, develop and market vision inspection products that are used in the semiconductor industry for the inspection of integrated circuits.

Integrated circuits can be divided into two general categories:

•

Leaded devices: These are integrated circuits with fragile leads extending from the perimeter of the package that provide the electrical interconnects between the integrated circuit and the other components that constitute an electronic product.

•

Ball array devices: These are integrated circuits that have an array of small conductive spheres, or balls, mounted to the bottom of the integrated circuit package. These balls serve the same function as the leads in the first category.

Integrated circuits are designed to be assembled to circuit substrates or printed circuit boards that are key components of familiar products such as personal computers, cell phones, TV’s, automotive electronics, games, toys, DVD and CD players, satellites and avionics. Each and every lead or ball must be accurately placed as defined by the integrated circuit package specification to insure a reliable interface between the lead/ball and the circuit substrate. Any misalignment, due to bent leads, imperfectly placed or damaged balls, or missing balls will result in a defective product.

The manufacture of integrated circuits is a complex sequence of discrete steps that requires precise process controls and verification through testing.

The last three steps prior to the final “Pack & Ship” – “1st Vision Inspection,” “Electrical Test” and “2nd Vision Inspection” are the focus of our design efforts. During the final stages of the manufacturing process, “Singulation Trim & Form Ball Attach” and “Electrical Test”, the integrated circuits can be damaged, requiring the “1st Vision Inspection” and “2nd Vision Inspection.”

Our Products

Three-dimensional (3D) Inspection Modules

Many manufacturers of integrated circuit devices use robotic inspection systems with a pick and place mechanism to automatically inspect and sort integrated circuits in the manufacturing process. Such an inspection system uses machine-vision technology to inspect both leaded and ball array devices to ensure that the devices conform to the specifications, then sorts them into pass or fail categories. The inspection system can also perform other operations such as inspecting the nomenclature printed on the package of the integrated circuit and sealing the good parts into tape. The 3D inspection modules we develop and manufacture form the machine-vision element of such inspection systems.

Customers purchasing our modules generally come from one of the following two groups:

•	Original Equipment Manufacturers (“OEM”) which integrate our modules into robotic inspection systems they produce for sale to end users; and

•	End users themselves, i.e. the manufacturers and assemblers of integrated circuits.

We have developed the following core products as inspection modules:

•	UltraVim Module, used for 3D inspections of leaded devices and 2D inspections of ball devices.

•	UltraVim Plus Module, used for 3D inspections of leaded devices as well as of ball devices.

•	UltraMark, used for the inspection of the nomenclature printed or etched on integrated circuits to insure that the markings are correct and legible.

Three-dimensional (3D) Inspection Systems

In July 2002, we introduced a three-dimensional inspection system under the product line name “VisionFlex.” The VisionFlex system incorporates the UltraVim Plus and UltraMark modules for the inspection of integrated circuits. In 2007, we wrote off the remaining balance of the VisionFlex inventory. We are no longer actively soliciting orders for the VisionFlex system.

Markets for Our Products

According to the Semiconductor Industry Association (“SIA”), global sales of semiconductors grew for the sixth consecutive year, reaching a record $255.6 billion in 2007, an increase of 3.2 percent from the $247.7 billion reported in 2006. According to SIA, the past year was another good year for the global semiconductor industry, despite concerns about steep increases in energy costs and the sub-prime mortgage problem. In February 2008, SIA projected 7.7 percent industry growth for 2008 based on the outlook for key demand drivers.

Semiconductor Equipment and Materials International (“SEMI”), a trade association of semiconductor equipment and material manufacturers, reported in December 2007 that the leading manufacturers of semiconductor equipment project 2007 sales to reach $41.68 billion. The forecast indicates that, following 23 percent market growth in 2006, the equipment market will grow three percent in 2007 and decline approximately two percent in 2008. The global market for equipment to test semiconductors had sales of $6.42 billion in 2006, and is expected to decline 14.7 percent in 2007 to $5.47 billion. SEMI projects test equipment sales of $5.91 billion in 2008, $6.20 billion in 2009, and $6.74 billion in 2010.

These predictions regarding both semiconductor sales and sales of semiconductor equipment may prove to be incorrect and we can provide no assurances as to the performance of the worldwide semiconductor equipment market.

As shown in the flow chart above, the first vision inspection in a standard assembly process followed by the electrical test that is followed by a second vision inspection. During the electrical test, the leads/balls of the integrated circuit must make physical contact with the tester, which carries the risk of damaging the integrated circuit itself. This risk makes the second vision inspection necessary to ensure that the integrated circuit complies with the device specifications before shipment. A substantial portion of our sales are derived from the integration of the UltraVim or the UltraVim Plus Module into existing test handlers, thereby eliminating the need for the stand-alone second vision inspection.

Sales and Marketing

We sell our products through management personnel located in Minneapolis, Minnesota and Tempe, Arizona and through a small number of sales representatives throughout the world. For Japan, we have distributor agreements with two companies.

Manufacturing

We design our own products and outsource the manufacturing of parts. Our research and development, engineering and designing operations are located at the facility in Tempe, Arizona. The vision inspection modules that are sold to our OEM customers are assembled at our facility in Minneapolis, Minnesota.

Competition

The market for the inspection of integrated circuits is highly competitive. Numerous companies, several of them public companies with greater financial resources and a longer operating history, compete with us for market share. Our competitors are, among others, ICOS Vision Systems Corp. N.V. and Robotic Vision Systems, Inc.

Proprietary Rights

Our success and ability to compete depends, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patents and trade secrets to protect our intellectual property. We hold fourteen U.S. patents for our innovative technologies and additional patents are pending in the United States and strategic countries worldwide. The patents essential for our product development and manufacturing are unenforceable and will expire from May 2017 through January 2018. In 2000, we initiated a lawsuit against ICOS Vision Systems Corp. N.V., a Belgian corporation for patent infringement. A trial with respect to this lawsuit was completed in March 2005. On June 1, 2007, the court entered an order finding our 6,064,756 and 6,064,757 patents not infringed by ICOS and its customers, and barring us from enforcing all patents related to inspecting ball grid array devices in three dimensions. See Item 3, Legal Proceedings. If our appeal of the trial court’s judgment is unsuccessful and the patents essential for our product development and manufacturing are deemed unenforceable, our business will be harmed.

Dependence on Few Major Customers

Approximately 57% of our revenues in 2007 were from one customer, Manufacturing Integration Technology Ltd. We do not have any long-term purchase commitments from this customer and there is no assurance that this customer will continue to purchase our product in the same quantities as it did in 2007, or at all.

Employees

As of December 31, 2007, we employed two people at our facility in Tempe, Arizona, and five people at our facility in Minneapolis, Minnesota. Two of these employees provide management and sales services, three provide general administrative services and two work in manufacturing. All of our employees are working full-time. Our relationship with our employees is good.

ITEM 2.	DESCRIPTION OF PROPERTY

We lease manufacturing and administrative facilities in Minneapolis, Minnesota and Tempe, Arizona. Our leases expire on various dates through March 2010 and require monthly base rents plus increases for operating expenses and/or property taxes. Approximate future minimum lease payments are $90,500, $49,500 and $12,400 in 2008, 2009 and 2010, respectively. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

In March 2008, we entered into an amendment to the lease for our Tempe, Arizona property, the primary effect of which was to extend the lease term to March 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

In July 2000, we instituted a lawsuit against ICOS Vision Systems Corp. N.V. (“ICOS”) for infringement of two of our patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. The United States District Court for the Southern District of New York found no infringement with regard to two-illumination source devices that ICOS sold. In June 2003, we reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to us in 2003 to settle all issues with regard to these one-light source inspection systems. We agreed to the settlement agreement with respect to one-light source devices in order to allow us to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at that stage. On April 23, 2004, the United States Court of Appeals ruled in our favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in our patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial was held in March 2005 in the District Court regarding our ongoing litigation with ICOS. ICOS later instituted actions against us in 2005 and 2007 asking the court to declare patents 6,064,756 and 6,064,757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding our 6,064,756 and 6,064,757 patents not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On September 12, 2007, we filed an appeal with the United States Court of Appeals for the District Court regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033.

On November 7, 2007, we filed an emergency motion with the United States Court of Appeals for the District Court regarding the judgment and on November 8, 2007, the Court of Appeals ordered a temporary stay of the supplemental judgment. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment. The Court of Appeals’ order stated: “To obtain a stay, pending appeal, a movant must establish a strong likelihood of success on the merits or, failing that, nonetheless demonstrate a substantial case on the merits provided that the harm factors militate in its favor” and “Based upon our review of the parties’ submissions, and without prejudicing the ultimate determination of this case by a merits panel, we determine that Scanner Tech has shown that a stay, pending appeal, is warranted.” As of March 13, 2008, we completed briefing on the appeal of the original and supplemental judgments, and the matter is expected to be heard by the Court of Appeals by the summer of 2008.

We intend to continue vigorously defending the Company and our intellectual property rights and expect to incur significant additional expenses to pursue our claims. If we are successful on our appeal, some of the proceeds received or to be received, if any, by us in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to our Chief Executive Officer and President in accordance with employment agreements. No assessment of the likely outcome of the appeal can be made at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

We have never paid cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business. Our continued need to retain earnings for operations and expansion is likely to limit our ability to pay future cash dividends.

Market Information

Our common stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SCNI.” The following table sets forth, for the period from January 1, 2006 through December 31, 2007, the range of high and low bid information for our common stock on the OTCBB. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	2007		2006
	High	Low	High	Low
First Quarter	1.16	.45	.58	.33
Second Quarter	1.10	.14	.65	.35
Third Quarter	.20	.11	.74	.36
Fourth Quarter	.11	.05	.75	.37

The shares of common stock are subject to various governmental or regulatory body rules, including the Securities Act of 1933 and regulations thereto, the Securities Act of 1934 and regulations thereto, and rules promulgated by NASD, which may affect the liquidity of the shares.

Holders

There were approximately 880 holders of record of our common stock as of December 31, 2007.

Issuance of Unregistered Securities

None.

Purchases of Equity Securities

The following table depicts purchases of our equity securities made during the fourth quarter of 2007 by or on behalf of the Company or by any “affiliated purchaser” of the Company, as that term is defined in Rule 10b-18(a)(3) of the Exchange Act.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
Month #1 (October 1 through October 31)	—		—	—	—
Month #2 (November 1 through November 30)	—		—	—	—
Month #3 (December 1 through December 31)	80,000	(1)	$0.065	—	—

_________________

(1)

Reflects the purchase of our common stock by Elwin M. Beaty, our Chairman, Chief Executive Officer and Chief Financial Officer made on December 14, 2007 in an open-market transaction. Mr. Beaty subsequently gifted 80,000 shares of our common stock on December 27, 2007.

(2)	We do not have any publicly announced plans or programs to repurchase our equity securities.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our consolidated financial statements were prepared assuming that we will continue as a going concern. We incurred net losses of $5,800,121 and $1,084,305 for the years ended December 31, 2007 and 2006, respectively, and have a stockholders’ deficit of $3,314,816 at December 31, 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The unfavorable outcome of recent litigation against ICOS Vision Systems Corp. N.V. (“ICOS”), which we have appealed, had an adverse effect on our financial condition (See Item 3, Legal Proceedings and the section entitled “Liquidity and Capital Resources” below). If our appeal does not result in a reversal of the Court’s rulings related to the viability of our patents and the related judgment against us, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

During the year ended December 31, 2007, our working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation, we believe that our working capital at December 31, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should our costs and expenses prove to be greater than currently anticipated, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations.

Our continuation as a going concern is dependent upon our ability to generate sufficient operating cash flow or to obtain additional financing or refinancing to meet our obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should we be unable to continue as a going concern.

We generate revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The devices include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users as well as complete machine-vision inspection systems that we sell to end users. Because we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales. In 2007, we stopped actively soliciting orders for our VisionFlex systems, and our sales efforts are now focused on our inspection modules.

In addition to general trends in the semiconductor marketplace, we must compete for sales with other providers of machine-vision inspection equipment, most of whom are larger, better financed and offer a broader selection of products. We must compete on the basis of price, product performance, including speed and ease of use, and technological advancement. We must continue research and development to improve existing products and introduce new products in order to compete effectively with other providers of inspection equipment.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to bad debts, excess inventories, warranty obligations, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition
•	Allowances for doubtful accounts and excess inventories
•	Patent rights
•	Litigation-related accruals
•	Deferred income taxes and valuation allowance
•	Valuation of options and warrants

Revenue is earned primarily through sales of vision inspection products to distributors and to third party customers. For sales to distributors, revenue is recognized upon shipment as the distributors have no acceptance provisions and title passes at shipment. For sales to third party customers, title passes at shipment; however, the customer has certain acceptance provisions relating to installation and training. These provisions require us to defer revenue recognition until the equipment is installed and the customers’ personnel are trained. As a result, revenue is recognized for third party customers once the product has been shipped, installed and customer personnel are trained. This process typically is completed within two weeks to a month after shipment.

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

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. We have provided an allowance for estimated excess inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions. Inventory quantities, historical sales, company and industry sales projections, current economic conditions and technological changes are analyzed when evaluating the adequacy of the allowance for excess inventories. We have a significant quantity of potentially excess inventories, primarily related to our VisionFlex robotic inspection systems which have been written off. The VisionFlex inventories were written off primarily because of a lack of sales and the effect of the unfavorable ruling related to the ICOS litigation. Management believes that the remaining inventory does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant lower of cost or market concerns.

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years. Patent rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated cash flows to be generated by those assets are less than the carrying value of the assets. When impairment loss is recognized, the carrying amount is reduced to its estimated fair value, based on appraisals or other reasonable methods to estimate fair value. We wrote off $24,015 of unamortized patent rights during 2007 as a result of the June 1, 2007 court ruling invalidating our patents.

We record litigation-related accruals as a charge to operations when information is available prior to the issuance of our consolidated financial statements that indicates that it is probable a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees for a total award of fees and costs of $3,355,033 related to litigation. This judgment has been appealed and is currently stayed. The total costs related to this judgment were accrued in the fourth quarter of 2007.

We are taxed as a domestic U.S. corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. Our adoption, as of January 1, 2007, of FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties – an interpretation of FASB Statement No. 109,” did not have a significant impact on our consolidated financial position, results of operations and liquidity.

We have a stock-based employee compensation plan consisting of stock options and warrants. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, awards that are granted or modified after the adoption of SFAS No. 123(R) are measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for awards granted prior to, but not vested as of, the date SFAS No. 123(R) was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.”

We estimate the fair value of options and warrants at the grant date using the Black-Scholes-Merton option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate, expected life, expected volatility, and expected dividend rate.

Liquidity and Capital Resources

Effective May 21, 2007, we entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, 7.25% at December 31, 2007. The line is collateralized by a security interest in the assets of our company and guaranteed by eleven individuals, one of whom is a director of our company. We had outstanding indebtedness of $300,000 under the line at December 31, 2007.

During the year ended December 31, 2007, our working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation discussed below, we believe that our working capital at December 31, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should our costs and expenses prove to be greater than currently anticipated, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations.

On June 1, 2007, the New York District Court entered an order finding our patent Nos. 6,064,756 and 6,064,757 not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. On September 12, 2007, we filed an appeal regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On November 7, 2007, we filed an emergency motion with the United States Court of Appeals for the District Court regarding the judgment and on November 8, 2007, the Court of Appeals ordered a temporary stay of the supplemental judgment. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment. As of March 13, 2008, we completed briefing on the appeal of the original and supplemental judgments, and the matter is expected to be heard by the Court of Appeals by the summer of 2008. If our appeal does not result in a reversal of the Court’s ruling related to the viability of our patents and the related judgment against us, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

Commitments to make future payments under lease agreements, one of which was amended in March 2008, require minimum payments of $90,500, $49,500 and $12,400 in 2008, 2009 and 2010, respectively.

Net cash provided (used) by operating activities totaled ($989,488) and $9,959 in 2007 and 2006, respectively. Negative operating cashflows in 2007 resulted primarily from the net loss of $5,800,121 being offset by net non-cash adjustments of $709,896 relating to stock option and warrant compensation expense, the write-off of patent rights and to depreciation and amortization and by net changes in operating assets and liabilities of $4,100,737 relating primarily to decreases in accounts receivable and inventories, and increases in accounts payable and accrued judgment. Positive operating cashflows in 2006 resulted primarily from the net loss of $1,084,305 being more than offset by net non-cash adjustments of $202,656 relating to stock option and warrant compensation expense and to depreciation and amortization and by net changes in operating assets and liabilities of $891,608 relating primarily to a decrease in inventories and an increase in accrued expenses.

Net cash used by investing activities totaled $3,851 and $240 in 2007 and 2006, respectively. The funds were used to purchase property and equipment.

Net cash provided (used) by financing activities totaled $309,653 and ($490,000) in 2007 and 2006, respectively. In 2007, positive financing cashflows related to the proceeds from the bank line of credit and from the exercise of stock options. The negative financing activities in 2006 related to payments on the bank line of credit.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues for the year ended December 31, 2007, were $1,367,029 compared to $2,497,150 for the year ended December 31, 2006. Five of our VisionFlex robotic inspection systems were sold in 2006 and none were sold in 2007. We are no longer actively soliciting orders for the VisionFlex system. The number of modules sold in 2007 was also less than the number of modules sold in 2006. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $456,952 to $1,029,455 in the year ended December 31, 2007, from $1,486,407 in 2006. Cost of goods sold as a percentage of sales increased by 15.8% to 75.3% in 2007 compared to 59.5% in 2006. The increase in cost of goods sold as a percentage of sales resulted primarily from an increase in the allowance to reserve the remaining VisionFlex robotic inspection system inventories as we have not sold any such robotic inspection systems since July 2006. The allowance for excess inventories charged to cost of goods sold was approximately $527,000 and $449,000 in 2007 and 2006, respectively. Obsolete inventories written off against the allowance were approximately $776,000 and $106,000 in 2007 and 2006, respectively. In 2007, material cost decreased 7.8% as a percent of sales, primarily because of the change in sales mix.

Selling, general and administrative expenses increased by $153,686 to $2,015,543 for the year ended December 31, 2007, compared to $1,861,857 in the prior year. The increase in expenses related primarily to an increase in stock-based compensation expense of approximately $346,000 relating primarily to stock options and warrants issued in 2007, an increase in professional fees of approximately $62,000 related primarily to accounting and expert fees and the write-off of net unamortized patent costs of approximately $24,000 relating to patents deemed to be invalid, offset by decreases in salaries and related costs of approximately $154,000 because of fewer personnel, decreases in travel and related costs of approximately $36,000, decreases in commissions of approximately $31,000 and decreases in other expenses of approximately $57,000.

Research and development expenses were $34,668 in the year ended December 31, 2007 compared to $38,150 for the year ended December 31, 2006. The research and development activities related to the development and improvement of our own line of robotic inspection systems.

Legal fees increased by $362,257 to $513,999 in the year ended December 31, 2007, from $151,742 in 2006. A significant portion of the legal fees in both years related to patent infringement lawsuits.

We recognized a judgment of $3,355,033 in the year ended December 31, 2007 in connection with the supplemental judgment that was issued against us in November 2007 related to an unfavorable ruling in the ICOS patent infringement lawsuit discussed in Item 3, Legal Proceedings above. We were ordered to pay ICOS $3,355,033 for attorney’s fees, costs and expert fees. We have appealed the judgment and a stay of the supplemental judgment was issued by the United States Court of Appeals for the District Court in January 2008.

Net other expense was $218,052 in the year ended December 31, 2007, compared to $40,499 in 2006. Interest expense was approximately $171,000 higher in 2007 compared to 2006. Interest expense in both periods related primarily to financing costs associated with the lines of credit.

We recognized no income tax benefit to offset the loss before income taxes in the years ended December 31, 2007 and 2006, as no tax benefit was available to us. The income taxes provided in both years represented minimum state taxes.

The net loss for the year ended December 31, 2007 was $5,800,121, or $0.47 per share, compared to a net loss of $1,084,305, or $0.09 per share in 2006. The change was primarily the result of a reduction in gross profit of $673,169, an increase in operating expenses of $3,867,494 and an increase in nonoperating expenses of $177,553.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues for the year ended December 31, 2006, were $2,497,150 compared to $1,595,912 for the year ended December 31, 2005. The sales increase in 2006 relates primarily to increased sales of our VisionFlex robotic inspection systems. We sold five of our VisionFlex robotic inspection systems in 2006, all of which were sold in the first seven months of the year, and none in 2005. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold increased by $762,663 to $1,486,407 in the year ended December 31, 2006, from $723,744 in 2005. Cost of goods sold as a percentage of sales increased by 14.2% to 59.5% in 2006 compared to 45.3% in 2005. Primarily because of the decrease in VisionFlex robotic inspection systems sales in the latter part of 2006, we increased our allowance for excess inventories by approximately $365,000 in the fourth quarter of 2006. The total allowance for excess inventories charged to cost of goods sold was approximately $449,000 and $128,000 in 2006 and 2005, respectively. Obsolete inventories written off against the allowance were approximately $106,000 and $39,000 in 2006 and 2005, respectively. In 2006, material cost increased 13.0% as a percent of sales, primarily because of the change in the sales mix.

Selling, general and administrative expenses decreased by $37,177 to $1,861,857 for the year ended December 31, 2006, compared to $1,899,034 in the prior year. The decrease in expenses related primarily to decreases in expenses of approximately $188,000 related to the Singapore office which was closed in the first quarter of 2006, a decrease in professional fees of approximately $63,000 relating primarily to accounting and public relations fees and decreases in marketing-related expenses of approximately $34,000 (consisting primarily of decreases in trade show and travel expenses of approximately $59,000 and an increase in commission expense of approximately $25,000), offset by increases in salaries and related expenses of approximately $258,000 related primarily to additional personnel and to personnel whose salaries were included in research and development expenses in the prior year and by an increase in stock-based compensation of approximately $11,000.

Research and development expenses were $38,150 in the year ended December 31, 2006 compared to $146,937 for the year ended December 31, 2005. The research and development activities related to the development and improvement of our own line of robotic inspection systems. The decrease in expenses was related primarily to reduced personnel costs. As noted above, certain salaries and related costs that were previously included in research and development expenses are now included in selling, general and administrative expenses as the responsibilities of certain employees were changed.

Legal fees decreased by $510,659 to $151,742 in the year ended December 31, 2006, from $662,401 in 2005. A significant portion of the legal fees in both years related to patent infringement lawsuits.

Net other expense was $40,499 in the year ended December 31, 2006, compared to $54,513 in 2005. Interest expense decreased by $7,364 to $55,517 for the year ended December 31, 2006 compared to $62,881 in the prior year. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation costs related to the line of credit.

We recognized no income tax benefit to offset the loss before income taxes in the years ended December 31, 2006 and 2005, as no tax benefit was available to us. The income taxes provided in both years represented minimum state taxes.

The net loss for the year ended December 31, 2006 was $1,084,305, or $0.09 per share, compared to a net loss of $1,892,617, or $0.16 per share in 2005. The change was primarily the result of increased gross profit of $138,575, decreased operating expenses of $656,623 and decreased nonoperating expenses of $14,014.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements, and the report of Lurie Besikof Lapidus & Company, LLP, our independent registered public accounting firm, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB on the pages set forth below.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by a financial consultant in the preparation of audit and financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our financial consultant. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer and President as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We are in the process of implementing appropriate procedures for monitoring and reviewing the work performed by our financial consultant.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The names, ages, and respective positions of our directors are set forth below, as well as additional information relating to each director.

Name	Age	Position

Elwin M. Beaty	67	Chairman, Chief Executive Officer and Chief Financial Officer

David P. Mork	41	President and Director

Betsy Brenden Radtke	41	Director

Michael A. Thorsland	60	Director

Elwin M. Beaty founded Scanner Technologies in 1990 and has served as our Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors since our inception. He also served as our President until February 2008. Before founding the Company, Mr. Beaty served as President of Visi Integrated Systems, ACI Components and Beta Engineering, and served as Director of Finance for Tonka Investments. Mr. Beaty has also held several sales and engineering positions in electronics companies. Mr. Beaty holds a Bachelor of Science in Electrical Engineering from Michigan State University.

David P. Mork became our President in February 2008. He served as our Senior Vice President from July 2002 until January 2008. Mr. Mork has also been a member of the Board of Directors since July 2002. Prior to these positions, he served as Vice President and Director of Software Engineering of Scanner Minnesota. He has also been a Software Consultant for Medtronic Inc., a Project Manager for Applied Precision, LLC, and a Research Associate for the University of Washington. Mr. Mork holds an M.B.A. degree from the University of Washington and a Bachelor of Science degree from North Dakota State University.

Betsy Brenden Radtke has served as a director since December 2004. Ms. Radtke serves as Associate Vice President of Alumni Relations for Hamline University in St. Paul, Minnesota where she has worked since August 1989.

Michael A. Thorsland has served as a director since December 2004. Mr. Thorsland has served as President of Venture Mortgage Corporation, a mortgage banking company in Edina, Minnesota, since founding it in 1990.

Executive Officers

The names and ages of our current executive officers and the positions held by such officers are listed below.

Name	Age	Position
Elwin M. Beaty	67	Chairman, Chief Executive Officer and Chief Financial Officer
David P. Mork	41	President and Director

For information as to the business background of Mr. Beaty and Mr. Mork, see the preceding section entitled “Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders (“Insiders”) are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based on a review of the copies of such reports furnished to us during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to Insiders were complied with, except for the following: Elwin M. Beaty filed two late reports, one regarding an option award which was reported to the SEC on a Form 4 filed February 8, 2007, and the other regarding a gifting transaction which was reported to the SEC on a Form 5 filed on February 12, 2008; Elaine E. Beaty filed two late reports, one regarding an option award which was reported to the SEC on a Form 4 filed February 8, 2007, and the other regarding a gifting transaction, which was reported to the SEC on a Form 5 filed on February 12, 2008; David P. Mork filed one late report regarding an option award which was reported to the SEC on a Form 4 filed February 8, 2007; Michael A. Thorsland filed one late report regarding a warrant grant which was reported to the SEC on a Form 4 filed February 8, 2007; and Betsy Brenden Radtke filed one late report regarding a warrant grant which was reported to the SEC on a Form 4 filed February 8, 2007.

Code of Ethics and Business Conduct

The Board has approved a Code of Ethics and Business Conduct that applies to all of our employees, directors and officers, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics and Business Conduct addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading. The Code of Ethics and Business Conduct is available on our website at www.scannertech.com. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer relating to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-B.

Audit Committee

The Board of Directors has an Audit Committee comprised of Michael A. Thorsland (Chair) and Betsy Brenden Radtke. The Audit Committee reviews the selection and work of our independent registered public accounting firm and the adequacy of internal controls for compliance with corporate policies and directives. Under the NASDAQ independence standard for audit committee membership, the Audit Committee was comprised of one independent director during fiscal year 2007. In February 2007, Mr. Thorsland agreed to provide a personal guarantee for our line of credit. In consideration for acting as a guarantor, we extended by two years the term of certain outstanding warrants held by Mr. Thorsland. As such, in 2007 Mr. Thorsland does not satisfy NASDAQ audit committee independence standards and Ms. Radtke is the only independent director on the Audit Committee.

Mr. Thorsland has been named as the “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-B under the Securities Act of 1933. Mr. Thorsland’s experience includes serving as a Chief Financial Officer. We acknowledge that the designation of Mr. Thorsland as the Audit Committee financial expert does not impose on Mr. Thorsland any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Thorsland as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 10.	EXECUTIVE COMPENSATION

Employment Agreements and Arrangements

Agreements with Elwin M. Beaty

On January 1, 2004, we entered into an Employment Agreement with Elwin M. Beaty, our Chairman, Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Beaty’s current annual salary is $240,000. In addition, Mr. Beaty is entitled to $40,000 on January 1st of each year. The agreement can be terminated by either the Company or Mr. Beaty upon a 30-day written notice to the other party; provided, however, that if we terminate Mr. Beaty’s employment without cause, Mr. Beaty is entitled to an amount equal to his total annual salary. On July 13, 2007, as an incentive for his continued employment with the Company, the Compensation Committee authorized the grant of a security interest in all of our assets to Mr. Beaty securing payment of the salary and severance payments due to Mr. Beaty under the terms of his employment agreement. Mr. Beaty’s employment agreement was amended on July 13, 2007 to reflect this security interest. On October 29, 2007, we entered into a Security Agreement and a Patent Security and License Agreement with Mr. Beaty. Together, these agreements grant a security interest in all of the assets of the Company to Mr. Beaty for amounts due to him under his employment agreement.

In an agreement dated April 19, 2002, Mr. Beaty forgave our obligation to pay him accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, it was agreed that Mr. Beaty shall receive a certain amount of the proceeds, if any, that we may receive out of litigation involving patents that we have licensed. Under the agreement, we shall keep 60% of any proceeds of the currently ongoing litigation and shall pay to Mr. Beaty 40% of such proceeds until we have been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and Mr. Beaty has received the total amount of $1,254,575. If one party has received all the amounts owing to such party before the other party’s claim under this provision has been satisfied, the other party shall receive 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, Mr. Beaty shall receive 50% of such remainder. He also has a right to receive part of the proceeds, if any, that we may receive out of any subsequent litigation involving the licensed patents. We shall keep 60% of any proceeds from subsequent litigation until our attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and Mr. Beaty shall receive 40% of any proceeds from subsequent litigation until he has received a total amount of $1,254,575 out of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds out of the subsequent litigation remain after such distribution, we shall pay 25% of such remaining proceeds to Mr. Beaty.

Agreements with David P. Mork

On January 1, 2004, we entered into an Employment Agreement with David P. Mork, our President. Mr. Mork’s current annual salary is $180,000. The agreement can be terminated by either the Company or Mr. Mork upon a 30-day written notice to the other party; provided, however, that if we terminate Mr. Mork’s employment without cause, Mr. Mork is entitled to an amount equal to one-half of his total annual salary. On July 13, 2007, as an incentive for his continued employment with the Company, the Compensation Committee authorized the grant of a security interest in all of our assets to Mr. Mork securing payment of the salary and severance payments due to Mr. Mork under the terms of his employment agreement. Mr. Mork’s employment agreement was amended on July 13, 2007 to reflect this security interest. On October 29, 2007, we entered into a Security Agreement and a Patent Security and License Agreement with Mr. Mork. Together, these agreements grant a security interest in all of the assets of the Company to Mr. Mork for amounts due to him under his employment agreement.

To provide Mr. Mork with an incentive to continue his employment with us, and to compensate him for compensation in recent years which we believe was less than he might have received in a comparable position elsewhere, Mr. Mork was also a party to the agreement described above regarding the distribution of litigation proceeds. Pursuant to the agreement, we have agreed to pay to Mr. Mork 20% of the remaining proceeds, if any, that we may receive out of the currently ongoing litigation, and 25% of the remaining proceeds, if any, that we may receive out of any future litigation involving the licensed patent, and that remain after the aforesaid payments to the Company and to Mr. Beaty have been made out of such proceeds.

Summary Compensation Table

The following Summary Compensation Table sets forth certain compensation information for services rendered in all capacities to us by our Chief Executive Officer and by the only other executive officer during 2007 and 2006.

Name and Principal Position	Fiscal Year	Salary ($)		Option Awards(1) ($)		Total ($)
Elwin M. Beaty	2007	309,075	(4)	60,848	(5)	369,923
Chairman, President, Chief Executive Officer and Chief Financial Officer(2)(3)	2006	309,075	(4)	2,678	(5)	311,753

David P. Mork	2007	203,300	(4)	76,062	(6)	279,362
Senior Vice President(3)	2006	203,300	(4)	6,427	(6)	215,727

_________________

(1)

The amounts reflect the amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2007 in accordance with SFAS 123(R) of stock option awards pursuant to our 2004 Equity Incentive Plan. The 2006 figures represents amounts from options granted prior to fiscal year 2006 and the 2007 figures represent amounts from options granted in fiscal year 2007. Assumptions used in the calculation of the 2006 amounts are included in footnote 5 to our consolidated financial statements under the heading “Assumptions” included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC. Assumptions used in the calculation of the 2007 amounts are included in footnote 6 to our consolidated financial statements under the heading “Assumptions” included herein.

(2)	Does not include compensation paid to family members. See “Certain Relationships and Related Transactions.”
(3)	On February 11, 2008, Mr. Mork was appointed President. Mr. Beaty continues to serve as our Chairman, Chief Executive Officer and Chief Financial Officer.
(4)	Includes $6,000 director fee and payment of unused vacation time of $23,075 to Mr. Beaty and $17,300 to Mr. Mork.

(5)

The 2007 award consists of an incentive stock option for 125,000 shares granted on January 24, 2007 at a price of $0.77 per share, which became fully vested immediately and expires on January 23, 2012. The 2006 award consists of an incentive stock option for 150,000 shares granted on January 30, 2004 at a price of $1.32 per share, which became fully vested on July 30, 2005 and expires on January 29, 2009.

(6)

The 2007 award consists of an incentive stock option for 125,000 shares granted on January 24, 2007 at a price of $0.70 per share, which became fully vested immediately and expires on January 23, 2014. The 2006 award consists of an incentive stock option for 100,000 shares granted on January 30, 2004 at a price of $1.20 per share, which became fully vested on July 30, 2005 and expires on January 29, 2011.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Elwin M. Beaty	150,000(1)	—	—	1.320	1/29/2009
	200,000(2)	—	—	0.495	9/25/2010
	125,000(3)	—	—	0.770	1/23/2012

David P. Mork	100,000(4)	—	—	1.200	1/29/2011
	200,000(5)	—	—	0.450	9/25/2012
	125,000(6)	—	—	0.700	1/23/2014

_________________

(1)	75,000 shares became fully vested on July 30, 2004 and 75,000 shares became fully vested on July 30, 2005.
(2)	200,000 shares became fully vested on January 1, 2006.
(3)	125,000 shares became fully vested on January 24, 2007.
(4)	75,000 shares became fully vested on July 30, 2004 and 25,000 shares became fully vested on July 30, 2005.
(5)	100,000 shares became fully vested on September 26, 2005 and 100,000 shares became fully vested on January 1, 2006.
(6)	125,000 shares became fully vested on January 24, 2007.

Director Compensation

Each director receives an annual retainer of $6,000. No additional fees are paid for attendance of meetings. In addition, each director who is not also our employee receives, upon his or her initial election to the Board, a five-year warrant to purchase 20,000 shares of Common Stock at fair market value on the date of grant. Upon the re-election of our non-employee directors in 2008, the Board granted each non-employee director a warrant for 150,000 shares, and in 2007, the Board granted each non-employee director a warrant for 50,000 shares.

Name	Fees earned or paid in cash ($)	Option Awards(1) ($)		Total ($)
Betsy Brenden Radtke	6,000	24,844	(2)	30,844
Michael A. Thorsland	6,000	24,844	(3)	30,844

_________________

(1)

Reflects warrant awards made to our directors in 2007. The amounts reflect the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) for warrant awards granted to non-employee directors in fiscal year 2007. Assumptions used in the calculation of these amounts are included in footnote 6 to our consolidated financial statements under the heading “Assumptions” included herein.

(2)

At fiscal year-end, Ms. Radtke held (i) one warrant to purchase 50,000 shares for $0.70 per share which became fully vested on January 24, 2007 and expires January 24, 2012, (ii) one non-qualified stock option to purchase 75,000 shares for $0.450 per share, which became fully vested on September 26, 2005 and expires September 25, 2012, (iii) one warrant to purchase 20,000 shares for $2.940 per share which became fully vested on December 27, 2004 and expires December 27, 2009, and (iv) one warrant to purchase 5,000 shares for $0.560 per share which became fully vested on June 8, 2006 and expires June 8, 2011.

(3)

At fiscal year-end, Mr. Thorsland held (i) one warrant to purchase 50,000 shares for $1.00 per share which became fully vested on May 21, 2007 and expires May 21, 2012, (ii) one warrant to purchase 50,000 shares for $0.70 per share which became fully vested on January 24, 2007 and expires January 24, 2012, (iii) one non-qualified stock option to purchase 75,000 shares for $0.450 per share, which became fully vested on September 26, 2005 and expires September 25, 2012, (iv) one warrant to purchase 13,210 units for $10.80 per unit, each unit consisting of four shares of Common Stock and a warrant to purchase one share of Common Stock at $1.00 on or before July 31, 2009, (v) one warrant to purchase 50,000 shares for $2.750 per share which became fully vested on April 14, 2003 and expires April 14, 2010, (vi) one warrant to purchase 18,750 shares for $3.500 per share which became fully vested on August 24, 2004 and expires August 24, 2009, (vii) one warrant to purchase 20,000 shares for $2.940 per share which became fully vested on December 27, 2004 and expires December 27, 2009, (viii) one warrant to purchase 5,000 shares for $0.560 per share which became fully vested on June 8, 2006 and expires June 8, 2011, and (ix) one warrant to purchase 27,390 shares for $1.00 which became fully vested on July 31, 2002 and expires July 31, 2009.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 5, 2008, certain information with respect to beneficial ownership of our Common Stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, and (iv) all of the directors and executive officers as a group.

Name (and Address of 5% Owner) or Identity of Group	Shares Owned Beneficially & of Record(1)		Percentage of Class (1)
Elwin M. Beaty Scanner Technologies Corporation 14505 21st Ave. N., Suite 220 Minneapolis, MN 55447	6,732,686	(2)	47.5%

David P. Mork Scanner Technologies Corporation 14505 21st Ave. N., Suite 220 Minneapolis, MN 55447	1,311,850	(3)	10.0%

Betsy Brenden Radtke	300,000	(4)	2.4%

Michael A. Thorsland	775,558	(5)	6.1%

Elaine E. Beaty Scanner Technologies Corporation 14505 21st Ave. N., Suite 220 Minneapolis, MN 55447	6,732,686	(2)	47.5%

All Executive Officers and Directors as a group (4 persons)	9,120,094		57.3%

_________________

(1)

Based on 12,235,568 shares of Common Stock outstanding as of March 5, 2008. For purposes of computing “beneficial ownership” and the percentage of outstanding Common Stock held by each person or group of persons named above as of March 5, 2008, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Represents holdings of (a) Elwin M. Beaty, including (i) 2,391,343 shares of Common Stock, and (ii) 975,000 shares that may be purchased by Mr. Beaty upon exercise of exercisable options, and (b) Elaine E. Beaty, including (i) 2,391,343 shares of Common Stock, and (ii) 975,000 shares that may be purchased by Ms. Beaty upon exercise of exercisable options. Elwin Beaty and Elaine Beaty are married, and each of them disclaims the beneficial ownership of the securities owned by the other.

(3)	Represents 386,850 shares of Common Stock and 925,000 shares that may be purchased by Mr. Mork upon exercise of exercisable options.
(4)	Represents 225,000 shares that may be purchased by Ms. Radtke upon exercise of currently exercisable warrants and 75,000 shares that may be purchased upon exercise of a currently exercisable option.
(5)

Represents 276,578 shares of Common Stock, 423,980 shares that may be purchased by Mr. Thorsland upon exercise of currently exercisable warrants and 75,000 shares that may be purchased upon exercise of a currently exercisable option.

Equity Compensation Plans

The following table provides information concerning our equity compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,105,500	$.72	1,605,000
Equity compensation plans not approved by security holders (1)	150,000	$1.24	0
TOTAL	2,255,500	$.76	1,605,000

_________________

(1)

This plan consists of five-year warrants issued to two individuals in connection with their election as outside directors on December 27, 2004, upon their re-election as outside directors on June 8, 2006 and an additional issuance on January 24, 2007, which warrants were immediately exercisable.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Elaine E. Beaty, a more than 10% shareholder and wife of Elwin M. Beaty, our Chairman, Chief Executive Officer and Chief Financial Officer, is employed by Scanner Technologies, and in both 2006 and 2007 Ms. Beaty received an aggregate salary of $118,375. Mr. Beaty’s son, Bok Beaty is also employed by Scanner Technologies. Mr. Beaty’s daughter, Brooke Beaty, was employed by Scanner Technologies until November 6, 2006, at which time she became a consultant to the Company. For 2006 and 2007, Bok Beaty received an aggregate salary $34,817 and $41,616, respectively, and Brooke Beaty received an aggregate salary of $33,578 in 2006 and consulting fees of $6,703 in 2007. In addition, in 2006 and 2007, five-year options to purchase shares at 110% of the fair market value on the date of grant were granted to Elaine Beaty (200,000 shares at $0.495 and 125,000 shares at $0.770) and Bok Beaty (20,000 shares at $0.495 and 25,000 shares at $0.770).

On July 13, 2007, as an incentive for their continued employment with the Company, the Compensation Committee authorized the grant of a security interest in all of our assets to Elwin M. Beaty, our then-President and Chief Executive Officer, and David Mork, our then-Senior Vice President, securing payment of the salary and severance payments due to Messrs. Beaty and Mork under the terms of their employment agreements. Each of Messrs. Beaty’s and Mork’s employment agreements were amended on July 13, 2007 to reflect this security interest. On October 29, 2007, we entered into a Security Agreement and a Patent Security and License Agreement with Messrs. Beaty and Mork. Together, these agreements grant a security interest in all of the assets of the Company to Messrs. Beaty and Mork for unpaid amounts due to them under their employment agreements.

Director Independence

We utilize the NASDAQ independence rules for determining which of our directors are independent. The Board has determined that two of its four members are independent pursuant to NASDAQ Rule 4200(15). The independent directors are Michael A. Thorsland and Betsy Brenden Radtke.

As discussed under Item 9 above, the Board of Directors has an Audit Committee comprised of Michael A. Thorsland (Chair) and Betsy Brenden Radtke. Under the NASDAQ independence standard for audit committee membership, the Audit Committee was comprised of one independent director during fiscal year 2007. In February 2007, Mr. Thorsland agreed to provide a personal guarantee for our line of credit. In consideration for acting as a guarantor, we extended by two years the term of certain outstanding warrants held by Mr. Thorsland. As such, in 2007 Mr. Thorsland does not satisfy NASDAQ audit committee independence standards and Ms. Radtke is the only independent director on the Audit Committee.

The Compensation Committee is comprised of Betsy Brenden Radtke (Chair) and Michael A. Thorsland, both independent directors under NASDAQ Rule 4200(15).

The Governance/Nominating Committee is comprised of Elwin M. Beaty (Chair), Michael A. Thorsland and Betsy Brenden Radtke. Ms. Radtke and Mr. Thorsland are the only independent directors on the compensation committee under NASDAQ Rule 4200(15). Mr. Beaty does not qualify as an independent director under the NASDAQ independence standard for nominations committee membership.

ITEM 13.	EXHIBITS

See the Exhibit Index following the financial pages of this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid the following fees to Lurie Besikof Lapidus & Company, LLP for fiscal years 2006 and 2007:

	2006	2007
Audit Fees	$52,510	$78,040
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	1,270	3,480
	$53,780	$81,520

Audit Fees. Represents fees for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

All Other Fees. The aggregate fees billed in the years ended December 31, 2006 and 2007 for services relating to SEC filings and accounting consultations were $1,270 and $3,480, respectively.

After consideration, the Audit Committee has determined that the provision of these services is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policy

In accordance with the Audit Committee charter, all audit and non-audit services by the independent registered public accounting firm must be pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANNER TECHNOLOGIES CORPORATION

DATE: March 21, 2008	/s/ Elwin M. Beaty
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

DATE: March 21, 2008	/s/ Elwin M. Beaty
Elwin M. Beaty Chief Executive Officer, Chief Financial Officer and Director (Principal executive officer and principal financial and accounting officer)

DATE: March 21, 2008	/s/ David P. Mork
David P. Mork President and Director

DATE: March 21, 2008	/s/ Betsy Brenden Radtke
Betsy Brenden Radtke Director

DATE: March 21, 2008	/s/ Michael A. Thorsland
Michael A. Thorsland Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Scanner Technologies Corporation

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Scanner Technologies Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scanner Technologies Corporation and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Scanner Technologies Corporation and Subsidiary will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred losses of $5,800,121 and $1,084,305 for 2007 and 2006, respectively, and has a stockholders’ deficit of $3,314,816 as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lurie Besikof Lapidus & Company, LLP

Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

March 21, 2008

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,565	$688,251
Accounts receivable, less allowances of $12,000 and $15,000	303,214	343,926
Inventories	217,839	795,721
Prepaid expenses	26,602	36,564
TOTAL CURRENT ASSETS	552,220	1,864,462

PROPERTY AND EQUIPMENT, net	8,496	14,494

PATENT RIGHTS, less accumulated amortization of $222,990 and $272,734	24,014	97,772

OTHER	7,199	7,199

	$591,929	$1,983,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$132,474	$111,700
Accrued expenses	119,238	128,653
Accrued judgment	3,355,033	—
TOTAL CURRENT LIABILITIES	3,606,745	240,353

BANK LINES OF CREDIT	300,000	—
TOTAL LIABILITIES	3,906,745	240,353

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,235,568 and 12,216,068 shares issued and outstanding	8,459,160	7,261,644
Deferred financing costs, net	(455,785)	—
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(11,164,291)	(5,364,170)
	(3,314,816)	1,743,574

	$591,929	$1,983,927

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

REVENUES	$1,367,029	$2,497,150

COST OF GOODS SOLD	1,029,455	1,486,407

GROSS PROFIT	337,574	1,010,743

OPERATING EXPENSES
Selling, general and administrative	2,015,543	1,861,857
Research and development	34,668	38,150
Legal fees	513,999	151,742
Judgment	3,355,033	—
	5,919,243	2,051,749

LOSS FROM OPERATIONS	(5,581,669)	(1,041,006)

OTHER INCOME (EXPENSE)
Interest expense	(226,851)	(55,517)
Miscellaneous	8,799	15,018

LOSS BEFORE INCOME TAXES	(5,799,721)	(1,081,505)

INCOME TAXES	400	2,800

NET LOSS	$(5,800,121)	$(1,084,305)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.47)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,230,976	12,216,068

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Deferred Financing Costs	Note Receivable	Accumulated Deficit	Total
	Shares	Amount

BALANCE AT DECEMBER 31, 2005	12,216,068	$7,188,182	$(51,934)	$(153,900)	$(4,279,865)	$2,702,483

Net loss	—	—	—	—	(1,084,305)	(1,084,305)

Stock option compensation	—	69,293	—	—	—	69,293

Warrants issued	—	4,169	—	—	—	4,169

Amortization of deferred financing costs	—	—	51,934	—	—	51,934

BALANCE AT DECEMBER 31, 2006	12,216,068	7,261,644	—	(153,900)	(5,364,170)	1,743,574

Net loss	—	—	—	—	(5,800,121)	(5,800,121)

Stock options exercised	19,500	9,653	—	—	—	9,653

Stock option compensation	—	332,926	—	—	—	332,926

Warrants issued for:
Line of credit	—	662,313	(662,313)	—	—	—
Satisfaction of accounts payable	—	105,789	—	—	—	105,789
Compensation	—	86,835	—	—	—	86,835

Amortization of deferred financing costs	—	—	206,528	—	—	206,528

BALANCE AT DECEMBER 31, 2007	12,235,568	$8,459,160	$(455,785)	$(153,900)	$(11,164,291)	$(3,314,816)

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(5,800,121)	$(1,084,305)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock option and warrant compensation expense	419,761	73,462
Amortization of deferred financing costs	206,528	51,934
Amortization of patent rights	49,743	61,751
Write-off of patent rights	24,015	—
Depreciation	9,849	15,509
Changes in operating assets and liabilities:
Accounts receivable	40,712	(12,841)
Inventories	577,882	824,306
Prepaid expenses	9,962	(7,390)
Accounts payable	126,563	4,057
Accrued expenses	(9,415)	83,476
Accrued judgment	3,355,033	—
Net cash provided (used) by operating activities	(989,488)	9,959

INVESTING ACTIVITY
Purchases of property and equipment	(3,851)	(240)

FINANCING ACTIVITIES
Net proceeds (payments) on bank lines of credit	300,000	(490,000)
Proceeds from exercise of stock options	9,653	—
Net cash provided (used) by financing activities	309,653	(490,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(683,686)	(480,281)

CASH AND CASH EQUIVALENTS
Beginning of year	688,251	1,168,532

End of year	$4,565	$688,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,323	$3,583
Income taxes	400	2,800

Noncash operating and financing activities:
Warrants issued in connection with line of credit for deferred financing costs	662,313	—
Warrants issued in connection with satisfaction of accounts payable	105,789	—

See notes to consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Significant Accounting Policies –

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

Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant management estimates relate to the allowance for uncollectible accounts receivable, inventory allowance for excess inventories, litigation related accrual and the valuation allowance on deferred tax assets.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments consisting of cash and cash equivalents, accounts receivable, bank line of credit, accounts payable, accrued expenses and accrued judgment approximate their fair values.

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

The Company has a significant quantity of potentially excess inventories, primarily related to its VisionFlex robotic inspection systems which have been written off. Management believes that the remaining inventory does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant lower of cost or market concerns.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term.

Patent Rights

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over six years, the deemed useful lives of the patents. The Company wrote off $24,015 of unamortized patent rights during 2007 as a result of a June 1, 2007 court ruling invalidating such patents (Note 11). The net cost of the patent rights at December 31, 2007 will be amortized in 2008.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective application method, awards that are granted or modified after the adoption of SFAS No. 123(R) are measured and accounted for in accordance with SFAS No. 123(R). Compensation cost for awards granted, prior to but not vested as of the date SFAS No. 123(R) was adopted, is based on the grant date attributes similar to those originally used to value those awards for the pro forma purposes under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Consolidated Statement of Operations reflects share-based compensation expense of $419,761 and $73,462 for the years ended December 31, 2007 and 2006, respectively.

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

In June 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting periods, disclosure and transition. The Company’s adoption, as of January 1, 2007, of FIN No. 48 did not have a significant impact on the Company’s consolidated financial position, results of operations and liquidity.

Credit Risk

Significant concentrations of credit risk exist in accounts receivable, which are due from customers located primarily in the Far East.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidilutive in the years ended December 31, 2007 and 2006.

Options and warrants to purchase 5,571,122 and 6,278,432 shares of common stock with a weighted average exercise price of $1.58 and $1.60 were excluded from the diluted computation for the years ended December 31, 2007 and 2006, respectively, because they were antidilutive.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115,” which permits entities to chose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities.

Management believes the adoption of the preceding pronouncements will have no significant impact on the Company’s financial condition or results of operations.

2.	Going Concern –

The consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $5,800,121 and $1,084,305 for the years ended December 31, 2007 and 2006, respectively, and has a stockholders’ deficit of $3,314,816 at December 31, 2007. The unfavorable outcome of recent litigation against ICOS Vision Systems Corp. N.V. (“ICOS”), which the Company has appealed, had an adverse effect on the Company’s financial condition (Note 11). If the Company’s appeal does not result in a reversal of the Court’s rulings related to the viability of its patents and the related judgment against the Company, it may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

During the year ended December 31, 2007, the Company’s working capital position decreased primarily due to the net effect of the operating loss. Subject to the outcome of the ICOS litigation, the Company believes that its working capital at December 31, 2007 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient operating cash flow or to obtain additional financing or refinancing to meet its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

3.	Inventories –

Inventories consisted of the following:

	December 31,
	2007	2006
Finished goods	$69,027	$65,887
Subassemblies	131,195	316,401
Raw-materials	263,617	908,433
Allowance for excess inventories	(246,000)	(495,000)
	$217,839	$795,721

The total allowance for excess inventories charged to cost of goods sold was approximately $527,000 and $449,000 in 2007 and 2006, respectively. The increase in the allowance in both years related primarily to the VisionFlex robotic inspection system inventories. The Company has not sold any robotic inspection systems since July 2006. At December 31, 2007, all of the inventories related to the VisionFlex robotic inspection systems have been written off against the allowance. Obsolete inventories written off against the allowance were approximately $776,000 and $106,000 in 2007 and 2006, respectively.

4.	Property and Equipment –

Property and equipment consisted of the following:

	December 31,		Estimated Useful Lives – Years
	2007	2006
Furniture and fixtures	$148,894	$145,042	3 to 7
Machinery and equipment	70,325	70,325	5 to 7
Leasehold improvements	20,866	20,866	1 to 3
	240,085	236,233
Less accumulated depreciation	231,589	221,739
	$8,496	$14,494

5.	Bank Line of Credit –

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, 7.25% at December 31, 2007. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of the Company. The Company granted the guarantors five-year warrants to purchase 585,000 shares of common stock at $1.00 per share and, for certain guarantors, a two-year extension to exercise their existing warrants. Warrants to purchase shares of common stock were extended as follows: 250,000 shares at $.70 per share extended to August 1, 2010; 79,197 shares at $1.00 per share extended to July 31, 2009; 20,000 shares at $1.35 per share extended to December 5, 2010; 275,000 shares at $2.75 per share extended to April 14, 2010; and 257,250 shares at $3.50 per share extended to August 24, 2009. Warrants to purchase an aggregate of 46,235 units at $10.80 per unit were extended to March 31, 2009; a unit consists of four (4) shares of common stock and a warrant to purchase one share of common stock at $1.00 per share extended to July 31, 2009. The valuation of the newly issued and incremental cost of the extended warrants was $662,313 as determined by the Black-Scholes-Merton option pricing model. The $662,313 was recorded as deferred financing costs. These costs are amortized to interest expense over the term of the line of credit and the net unamortized balance is offset against stockholders’ equity. The Company had outstanding indebtedness of $300,000 under the line at December 31, 2007.

6.	Stockholders’ Equity –

Stock Options

Previously, the Company’s Board of Directors adopted and the shareholders approved the 2004 Equity Incentive Plan. The Plan, as amended in 2007 and 2005, authorizes the granting of nonqualified or incentive stock options and restricted stock to officers, directors, consultants, advisors and employees for up to 3,800,000 shares of common stock. Vesting and award terms are at the discretion of the Board of Directors or a committee appointed by the Board, but incentive stock options cannot exceed ten years. The Company is incorporated under the laws of New Mexico which do not provide for treasury stock. As a result, the Company issues new shares upon the exercise of stock options and warrants.

In January 2007, the Company granted seven-year stock options to purchase an aggregate of 275,000 shares of common stock at $.70 per share and five-year options to purchase an aggregate of 275,000 shares of common stock at $.77 per share to eight employees and a consultant of the Company. All of the options vested immediately. No options were granted or exercised in 2006.

Stock option activity in 2007 was as follows:

	Stock Options	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, beginning of year	1,679,000	$.72
Granted	550,000.74
Exercised	(19,500)	.50
Forfeited	(104,000)	.77
Outstanding, end of year	2,105,500.72		3.8	$—
Exercisable, end of year	2,105,500.72		3.8	—

The weighted-average grant-date fair value of options granted in 2007 was $.55 per share. The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) of options exercised in 2007 was $10,797. Net cash proceeds from the exercise of options, in 2007, was $9,653. At December 31, 2007, there was no unrecognized compensation cost related to options.

Stock Warrants

In December 2007, the Company issued five-year warrants to purchase an aggregate of 120,000 shares of common stock at $.11 per share in satisfaction of accounts payable in the amount of $105,789.

In May 2007, the Company issued warrants to purchase 585,000 shares of common stock to guarantors of the line of credit (Note 5).

In February 2007, the Company extended the exercise date on certain warrants previously granted to a consultant. The fair value of the warrant extensions was $12,304 as determined by the Black-Scholes-Merton option pricing model.

In January 2007, the Company granted five-year warrants to purchase an aggregate of 150,000 shares of common stock at $.70 per share to two directors and a consultant. The warrants were exercisable immediately. The warrants had a market value of $74,531 as determined by the Black-Scholes-Merton option pricing model.

In June 2006, the Company issued five-year warrants to purchase an aggregate of 10,000 shares of common stock at $.56 per share to two directors. The warrants were exercisable immediately. The warrants had a market value of $4,169 as determined by the Black-Scholes-Merton option pricing model.

No stock warrants were exercised in 2007 or 2006.

Warrant activity in 2007 was as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of year	4,599,432	$1.92
Issued	855,000.82
Expired	(1,988,810)	1.12
Outstanding, end of year	3,465,622	2.11	2.5	$—
Exercisable, end of year	3,465,622	2.11	2.5	—

The weighted-average grant-date fair value for warrants issued during 2007 and 2006 was $.73 and $.42, respectively, per share.

Assumptions

The fair value of options and warrants is estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006
Risk-free interest rates	4.65%	4.93%
Dividend yields	0%	0%
Volatility factors of expected market price of common stock	93%	139%
Weighted average expected life	1.9 years	2.5 years

Note Receivable for Common Stock

In August 2004, warrants to purchase 114,000 shares of common stock at $1.35 per share were exercised in exchange for a 4.25% one year note receivable for $153,900. The note was extended for one more year in August 2007, 2006 and 2005. The note is collateralized by the stock.

7.	Income Taxes –

The income tax provisions of $400 and $2,800 for the years ended December 31, 2007 and 2006, respectively, represent taxes currently payable for foreign and state minimum taxes.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

	Year Ended December 31,
	2007	2006
Tax benefit at statutory tax rate	(34.0)%	(34.0)%
Effect of net operating loss	12.5	12.3
Judgment	19.7	—
Inventory reserve	(1.5)	15.5
Stock-based compensation	2.5	2.3
Nondeductible interest expense	1.2	1.6
Other	(0.4)	2.4
	0.0%	0.1%

Significant components of net deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Operating loss carryovers	$1,482,400	$758,800
Judgment	1,140,700	—
Tax credit carryovers	70,500	70,500
Inventory reserve	83,600	168,100
Patent rights	45,500	55,600
Other temporary differences	34,500	46,200
Valuation allowance	(2,857,200)	(1,099,200)
Net deferred tax	$—	$—

The valuation allowance was provided as it is more likely than not the deferred tax assets will not be realized. The valuation allowance increased $1,758,000 and $323,400 in 2007 and 2006, respectively, primarily because of the Company’s inability to utilize net operating losses and the judgment against the Company.

At December 31, 2007, the Company had approximately $4,360,000 in federal net operating loss and $71,000 in federal general business credit carryovers, which expire on various dates through 2027 and 2024, respectively.

Certain foreign and state tax effects are immaterial and not separately disclosed.

8.	Employee Benefit Plan –

The Company maintains a 401(k) plan for its employees. The employees are allowed to contribute to the Plan as provided under the law. Any matching contributions by the Company are at the discretion of the Board of Directors. The Company contributed $10,641 to the plan during 2007. There were no matching contributions for the year ended December 31, 2006.

9.	Commitments –

Operating Leases

Facilities are leased under operating leases, one of which was amended in March 2008, and expire on various dates through 2010. The leases require monthly base rents plus increases for operating expenses and/or property taxes as defined in the leases. Rent expense for all leases was approximately $122,400 and $125,100 for 2007 and 2006, respectively.

Approximate future minimum lease payments are as follows:

2008	$90,500
2009	49,500
2010	12,400
$152,400

Employment Agreements

The Company has an employment agreement with its Chief Executive Officer at an annual salary of $280,000. The agreement also contains a provision that requires the Company to pay an amount equal to the annual salary if he is terminated without cause. The agreement can be terminated by either party with a 30-day written notice to the other.

The Company has an employment agreement with its President at an annual salary of $180,000. The agreement also contains a provision that requires the Company to pay an amount equal to one half the annual salary if he is terminated without cause. The agreement can be terminated by either party with a 30-day written notice to the other.

On July 13, 2007, as an incentive for their continued employment with the Company, the Compensation Committee authorized the grant of a security interest in all of the assets of the Company to its Chief Executive Officer and President securing payment of the salary and severance payments due to them under the terms of their employment agreements. The respective employment agreements were amended on July 13, 2007 to reflect this security interest. On October 29, 2007, the Company entered into a Security Agreement and a Patent Security and License Agreement with its Chief Executive Officer and President. Together, these agreements grant a security interest, subordinated to the bank line of credit, in all of the assets of the Company to them.

10.	Major Customers and Geographic Information –

The following table shows by major customer and by country the percentage of revenues for the respective years and the percentage of receivables at December 31 of the respective years:

		2007		2006
Customer (Location)		Revenues	Receivables	Revenues	Receivables
A	(Singapore)	57%	70%	32%	72%
B	(Japan)	—	—	14	—
C	(United States)	—	—	13	—
D	(Japan)	10	—	13	2
E	(United States)	1	—	12	1

Geographic Information

	Year Ended December 31,
Revenues	2007	2006

Singapore	$861,500	$868,400
United States	190,600	741,400
Japan	130,000	673,300
Canada	99,500	2,800
Malaysia	40,200	29,400
Taiwan	25,800	161,800
Others outside the United States	19,429	20,050
	$1,367,029	$2,497,150

11.	Contingencies and Uncertainty –

In an agreement dated April 19, 2002, the Company’s Chief Executive Officer (CEO) forgave the payment of his accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its CEO will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its CEO 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its CEO has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s CEO receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its CEO receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its CEO. To date, aggregate proceeds of $160,000, related to this agreement, were paid to the CEO, which occurred in 2003.

To provide the Company’s President with an incentive to continue his employment with the Company, and to compensate him for compensation which the Company believes was less than he might have received in a comparable position elsewhere, the President was also a party to the agreement regarding the distribution of litigation proceeds. The Company agreed to pay him 20% of the remaining proceeds, if any, Scanner receives out of the current ongoing litigation, and 25% of the remaining proceeds, if any, that Scanner may receive out of any future litigation involving the licensed patents, and that remain after the aforesaid payments to the Company and its CEO have been made out of such proceeds.

In July 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V. (“ICOS”) for infringement of two of its patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. The United States District Court for the Southern District of New York found no infringement with regard to two-illumination source devices that ICOS sold. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at that stage. On April 23, 2004, the United

States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare patents 6,064,756 and 6,064,757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s 6,064,756 and 6,064,757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. The Company wrote off the net unamortized balance of the invalid patents in the second quarter of 2007. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On September 12, 2007, the Company filed an appeal with the United States Court of Appeals for the District Court regarding this case. On November 2, 2007, the New York District court issued a supplemental judgment that ordered Scanner to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On November 7, 2007, the Company filed an emergency motion with the United States Court of Appeals for the District Court regarding the judgment and on November 8, 2007, the Court of Appeals ordered a temporary stay of the supplemental judgment. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment. The Court of Appeals’ order stated: “To obtain a stay, pending appeal, a movant must establish a strong likelihood of success on the merits or, failing that, nonetheless demonstrate a substantial case on the merits provided that the harm factors militate in its favor” and “Based upon our review of the parties’ submissions, and without prejudicing the ultimate determination of this case by a merits panel, we determine that Scanner Tech has shown that a stay, pending appeal, is warranted.” As of March 13, 2008, the Company completed briefing on the appeal of the original and supplemental judgments, and the matter is expected to be heard by the Court of Appeals by the summer of 2008. The Company intends to vigorously defend itself and its intellectual property rights and expects to incur significant additional expenses to pursue its claims. If the Company is successful on its appeal, some of the proceeds received or to be received, if any, by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its CEO and President in accordance with employment agreements. No assessment of the likely outcome of the appeal can be made at this time.

12.	Subsequent Event –

On January 11, 2008, the Company granted ten-year stock options to purchase an aggregate of 700,000 shares of common stock at $.07 per share and five-year stock options to purchase an aggregate of 1,050,000 shares of common stock at $.077 per share to seven employees and a consultant to the Company. All of the options vest immediately. In addition, the Company granted ten-year warrants to purchase an aggregate of 350,000 shares of common stock at $.07 per share to two directors and a consultant. The warrants are immediately exercisable. The fair value of the stock options and warrants issued was approximately $133,300 as determined by the Black-Scholes-Merton option pricing model. This stock-based compensation will be expensed in the quarter ending March 31, 2008.

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1

License Agreement dated November 16, 1990 between the Registrant, Elwin M. Beaty and Elaine E. Beaty--incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002

10.2

Agreement dated April 19, 2002 among the Registrant, Elwin M. Beaty and David P. Mork relating to forgiveness of salary--incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002

10.3

Lease Agreement dated December 7, 2000 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises--incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002

10.4

Amendment to Lease dated December 15, 2003 and Second Amendment to Lease dated January 21, 2004 between Registrant and Carleton Investors, L.L.C. relating to Registrant’s Arizona premises--incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003

10.5

Amendment to Lease Agreement dated November 21, 2003 between Registrant and Parkers Lake II Realty Corp. relating to Registrant’s Minnesota premises--incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003

10.6

Employment Agreement by and between the Registrant and Elwin M. Beaty, as amended July 13, 2007--incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007**

10.7

Employment Agreement by and between the Registrant and David P. Mork, as amended July 13, 2007--incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007**

10.8	2004 Equity Incentive Plan, as amended--incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2007**

10.9

Form of incentive stock option agreement and nonqualified stock option agreement currently used under the 2004 Equity Incentive Plan--incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

Exhibit Number	Description

10.10

Form of restricted stock agreement currently used under the 2004 Equity Incentive Plan--incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.11

Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Betsy Brenden Radtke--incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.12

Common Stock Purchase Warrant (20,000 shares) dated December 27, 2004 issued to Michael A. Thorsland--incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004**

10.13

Common Stock Purchase Warrant (5,000) shares dated June 8, 2006 issued to Betsy Brenden Radtke--incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006**

10.14

Common Stock Purchase Warrant (5,000) shares dated June 8, 2006 issued to Michael A. Thorsland--incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006**

10.15

Third Amendment to Lease dated February 19, 2004 and Lease Renewal Addendum dated January 29, 2007 to Lease Agreement between the Registrant and Carleton Park Associates, L.L.C. as successor to Carleton Investors, L.L.C. relating to Registrant’s Arizona premises--incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006

10.16

Amendment to Lease Agreement dated March 9, 2007 between the Registrant and Parkers Lake II Realty Corp. relating to Registrant’s Minnesota premises--incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006

10.17

Business Loan Agreement dated April 12, 2007 between the Company and Bremer Bank, N.A.--incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007

10.18

Promissory Note dated April 12, 2007 in favor of Bremer Bank, N.A., Commercial Security Agreement dated April 12, 2007 between the Company and Bremer Bank, N.A. and Change in Terms Agreement dated May 21, 2007 between the Company and Bremer Bank, N.A.--incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007

10.19

Security Agreement by and between the Registrant, David P. Mork and Elwin M. Beaty, dated October 29, 2007--incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007**

10.20

Patent Security and License Agreement by and between the Registrant, David P. Mork and Elwin M. Beaty, dated October 29, 2007--incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007**

Exhibit Number	Description

10.21

Common Stock Purchase Warrant (50,000) shares dated January 24, 2007 issued to Betsy Brenden Radtke--incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007**

10.22

Common Stock Purchase Warrant (50,000) shares dated January 24, 2007 issued to Michael A. Thorsland--incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007**

10.23*	Common Stock Purchase Warrant (150,000) shares dated January 11, 2008 issued to Betsy Brenden Radtke**

10.24*	Common Stock Purchase Warrant (150,000) shares dated January 11, 2008 issued to Michael A. Thorsland**

10.25*	Lease Renewal Addendum dated March 2, 2008 between the Registrant and Carleton Park Associates, L.L.C. as successor in interest to Carleton Investors, L.L.C. relating to Registrant’s Arizona premises

21.1	Subsidiary of the Registrant--incorporated by reference to Exhibit 21 to the Registrant’s Quarterly Report Form 10-QSB filed on November 14, 2002

23.1*	Consent of Lurie Besikof Lapidus & Company, LLP

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

** Management agreement or compensatory plan or arrangement.