Form 10-Q
period 2008-03-31
SCANNER TECHNOLOGIES CORP
filed 2008-05-14
CIK 217222

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Issuer had 12,235,568 shares of Common Stock, no par value, outstanding as of April 30, 2008.

SCANNER TECHNOLOGIES CORPORATION

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUES	$237,587	$302,921

COST OF GOODS SOLD	78,360	169,933

GROSS PROFIT	159,227	132,988

OPERATING EXPENSES
Selling, general and administrative	540,497	917,281
Research and development	—	8,554
Legal fees	89,468	107,344
	629,965	1,033,179

LOSS FROM OPERATIONS	(470,738)	(900,191)

OTHER INCOME (EXPENSE)
Interest expense	(92,238)	(83)
Miscellaneous	—	5,607

LOSS BEFORE INCOME TAXES	(562,976)	(894,667)

INCOME TAXES	400	400

NET LOSS	$(563,376)	$(895,067)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,235,568	12,216,925

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,000	$4,565
Accounts receivable, less allowance of $12,000	219,085	303,214
Inventories	214,601	217,839
Prepaid expenses	20,071	26,602
TOTAL CURRENT ASSETS	499,757	552,220

PROPERTY AND EQUIPMENT, net	7,050	8,496

PATENT RIGHTS, net	13,722	24,014

OTHER	7,199	7,199

	$527,728	$591,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$135,893	$132,474
Accrued expenses	181,601	119,238
Accrued judgment	3,355,033	3,355,033
TOTAL CURRENT LIABILITIES	3,672,527	3,606,745

BANK LINE OF CREDIT	525,000	300,000
TOTAL LIABILITIES	4,197,527	3,906,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,235,568 shares issued and outstanding	8,582,094	8,459,160
Deferred financing costs, net	(370,326)	(455,785)
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(11,727,667)	(11,164,291)
	(3,669,799)	(3,314,816)

	$527,728	$591,929

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(563,376)	$(895,067)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option and warrant compensation expense	122,934	398,791
Amortization of deferred financing costs	85,459	—
Amortization of patent rights	10,292	15,438
Depreciation	1,446	2,391
Changes in operating assets and liabilities:
Accounts receivable	84,129	49,490
Inventories	3,238	90,318
Prepaid expenses	6,531	8,853
Accounts payable	3,419	(62,354)
Accrued expenses	62,363	(17,003)
Net cash used by operating activities	(183,565)	(409,143)

INVESTING ACTIVITY
Purchases of property and equipment	—	(3,851)

FINANCING ACTIVITIES
Net proceeds on bank line of credit	225,000	—
Proceeds from exercise of stock options	—	9,653
Net cash provided by financing activities	225,000	9,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,435	(403,341)

CASH AND CASH EQUIVALENTS
Beginning of period	4,565	688,251

End of period	$46,000	$284,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,779	$83
Income taxes	400	400

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies –

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets to be measured at fair value. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements. The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The Company has a significant quantity of potentially excess inventories. An allowance has been provided for these excess inventories. Management believes that the inventory, after considering the allowance, does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant lower of cost or market concerns.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using accelerated methods. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term.

Patent Rights

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight- line method over six years, the deemed useful lives of the patents. The net cost of the patent rights at March 31, 2008 will be amortized in 2008.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company follows the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 reflect share-based compensation expense of $122,934 and $398,791, respectively. At March 31, 2008, there was no unrecognized compensation cost related to options and warrants.

The fair value of options and warrants granted during the three months ended March 31, 2008 and 2007 was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.00%	4.74%
Dividend yield	0%	0%
Volatility factor of expected market price of common stock	148%	131%
Weighted average expected life	3.8 years	2.8 years

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidilutive in the three months ended March 31, 2008 and 2007.

Options and warrants to purchase 7,471,122 and 6,857,882 shares of common stock with a weighted average exercise price of $1.19 and $1.51 were excluded from the diluted computation for the three months ended March 31, 2008 and 2007, respectively, because they were antidilutive.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for eligible items that existed at the date of adoption.

Management believes the adoption of the preceding pronouncements will have no significant impact on the Company’s financial condition or results of operations.

2.	Going Concern –

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $563,376, $5,800,121 and $1,084,305 for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, respectively, and has a stockholders’ deficit of $3,669,799 at March 31, 2008. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The unfavorable outcome of recent litigation against ICOS Vision Systems Corp. N.V. (“ICOS”), which the Company has appealed, had an adverse effect on the Company’s financial condition (Note 5). If the Company’s appeal does not result in a reversal of the Court’s rulings related to the viability of its patents and the related judgment against the Company, it may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

During the three months ended March 31, 2008, the Company’s working capital position decreased due to the net effect of the operating loss being partially offset by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and proceeds on the bank line of credit. Assuming that the Company succeeds in reversing the judgment against it in the ICOS litigation on appeal, the Company believes that its working capital at March 31, 2008 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of the Company’s working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations.

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

3.	Inventories –

Inventories, net of allowances of $249,000 and $246,000 at March 31, 2008 and December 31, 2007, respectively, consisted of the following:

	March 31, 2008	December 31, 2007
Finished goods	$53,327	$69,027
Subassemblies	35,129	49,284
Raw materials	126,145	99,528
	$214,601	$217,839

4.	Bank Line of Credit –

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, 5.25% at March 31, 2008. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of the Company. The Company had outstanding indebtedness of $525,000 under the line at March 31, 2008.

5.	Contingencies and Uncertainty –

In an agreement dated April 19, 2002, the Company’s Chief Executive Officer (CEO) forgave the payment of his accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its CEO will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its CEO 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its CEO has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s CEO receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its CEO receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its CEO. To date, aggregate proceeds of $160,000 related to this agreement were paid to the CEO, which occurred in 2003.

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

In July 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V. (“ICOS”) for infringement of two of its patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. The United States District Court for the Southern District of New York found no infringement with regard to two-illumination source devices that ICOS sold. In June 2003, the Company reached a settlement with ICOS concerning one-illumination source inspection systems. Pursuant to the settlement agreement, ICOS made a one-time payment of $400,000 to the Company, in 2003 to settle all issues with regard to these one-light source inspection systems. The Company agreed to the settlement agreement with respect to one-light source devices in order to allow it to immediately appeal the court’s ruling concerning inspection systems involving two-light sources, eliminating the need, delay and expense of a trial with regard to these systems at that stage. On April 23, 2004, the United States Court of Appeals ruled in the Company’s favor with regard to the two-illumination source devices, finding that the claim terms “an illumination apparatus” and “illuminating” in the Company’s patents encompass one or more illumination sources and overturned the District Court’s entry of summary judgment of no infringement. A trial was held in March 2005 in the District Court regarding the Company’s ongoing litigation with ICOS. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare patents 6,064,756 and 6,064,757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s 6,064,756 and 6,064,757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. The Company wrote off the net unamortized balance of the invalid patents in the second quarter of 2007. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On September 12, 2007, the Company filed an appeal with the United States Court of Appeals for the District Court regarding this case. On November 2, 2007, the New York District court issued a supplemental judgment that ordered Scanner to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On November 7, 2007, the Company filed an emergency motion with the United States Court of Appeals for the District Court regarding the judgment and on November 8, 2007, the Court of Appeals ordered a temporary stay of the supplemental judgment. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment. The Court of Appeals’ order stated: “To obtain a stay, pending appeal, a movant must establish a strong likelihood of success on the merits or, failing that, nonetheless demonstrate a substantial case on the merits provided that the harm factors militate in its favor” and “Based upon our review of the parties’ submissions, and without prejudicing the ultimate determination of this case by a merits panel, we determine that Scanner Tech has shown that a stay, pending appeal, is warranted.” On March 13, 2008, the Company completed briefing on the appeal of the original and supplemental judgments. The Company completed oral argument on May 9, 2008, for the Company’s appeal of the decision by the District Court. Disposition by the Court of Appeals is expected later in 2008. The Company intends to vigorously defend itself and its intellectual property rights and expects to incur significant additional expenses to pursue its claims. If the Company is successful on its appeal, some of the proceeds received or to be received, if any, by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation have been or will be distributed to its CEO and President in accordance with employment agreements. No assessment of the likely outcome of the appeal can be made at this time.

6.	Stock Options and Warrants –

On January 11, 2008, the Company granted ten-year stock options to purchase an aggregate of 700,000 shares of common stock at $.07 per share and five-year stock options to purchase an aggregate of 1,050,000 shares of common stock at $.077 per share to seven employees and a consultant to the Company. All of the options vested immediately. In addition, the Company granted ten-year warrants to purchase an aggregate of 350,000 shares of common stock at $.07 per share to two directors and a consultant. The warrants were immediately exercisable. The fair value of the stock options and warrants granted was $122,934 as determined by the Black-Scholes-Merton option pricing model.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include, among others, the information concerning possible or assumed future results of operations of Scanner Technologies Corporation and its subsidiary (collectively referred to in this report as “our company,” “we,” “us,” “our,” or “the Company”) set forth under the heading “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements also include statements in which words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “predict,” “potential,” or similar expressions are used. Forward-looking statements are not guarantees of future performance. Our future results and shareholder value may differ materially from those expressed in these forward-looking statements. We caution you not to put undue reliance on any forward-looking statements included in this document.

GENERAL

Our condensed consolidated financial statements were prepared assuming that we will continue as a going concern. We incurred net losses of $563,376, $5,800,121 and $1,084,305 for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, respectively, and have a stockholders’ deficit of $3,669,799 at March 31, 2008. These conditions raise substantial doubt about our ability to continue as a going concern. The unfavorable outcome of recent litigation against ICOS, which we have appealed, had an adverse effect on our financial condition (See Note 5 to the condensed consolidated financial statements). If our appeal does not result in a reversal of the Court’s rulings related to the viability of our patents and the related judgment against us, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

During the three months ended March 31, 2008, our working capital position decreased due to the net effect of the operating loss being partially offset by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and proceeds on the bank line of credit. Assuming that we succeed in reversing the judgment against us in the ICOS litigation on appeal, we believe that our working capital at March 31, 2008 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should our costs and expenses prove to be greater than currently anticipated, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations.

Our continuation as a going concern is dependent upon our ability to generate sufficient operating cash flow or to obtain additional financing or refinancing to meet our obligations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should we be unable to continue as a going concern.

We generate revenues from the sale of machine-vision inspection products used in the semiconductor industry for the inspection of integrated circuits. The devices include machine-vision modules sold to original equipment manufacturers that use the modules as a component of inspection systems they sell to end users. Because we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. We have provided an allowance for estimated excess inventories equal to the difference between the cost of inventories and the estimated fair value based on assumptions about future demand and market conditions. Inventory quantities, historical sales, company and industry sales projections, current economic conditions and technological changes are analyzed when evaluating the adequacy of the allowance for excess inventories. We had a significant quantity of excess inventories related to our VisionFlex robotic inspection systems which were written off in 2007. The VisionFlex inventories were written off primarily because of a lack of sales and the effect of the unfavorable ruling related to ICOS litigation. We are no longer soliciting orders for our VisionFlex systems. Management believes that the remaining inventory, after considering the allowance, does not currently have a significant risk of technological obsolescence nor does it, based on recent selling prices and estimated carrying costs, have any significant lower of cost or market concerns.

We record litigation-related accruals as a charge to operations when information is available prior to the issuance of our condensed consolidated financial statements that indicates that it is probable a liability has been incurred at the date of the condensed consolidated financial statements and the amount can be reasonably determined. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. This judgment has been appealed and is currently stayed. The total costs related to this judgment were accrued in the fourth quarter of 2007.

We are taxed as a domestic U.S. corporation under the Internal Revenue Code. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated and a valuation allowance is established if it is more likely than not that all or a portion of the tax asset will not be utilized. The adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Income Tax Uncertainties – an interpretation of FASB Statement No. 109,” has not had a significant impact on our consolidated financial position, results of operations and liquidity.

We have a stock-based employee compensation plan consisting of stock options and warrants. We follow the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We estimate the fair value of options and warrants at the grant date using the Black-Scholes-Merton option pricing model. The model takes into consideration weighted average assumptions related to the following: risk-free interest rate, expected life, expected volatility, and expected dividend rate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues for the three months ended March 31, 2008, were $237,587 compared to $302,921 for the three months ended March 31, 2007. The number of modules sold in the first quarter of 2008 was less than the number sold in the first quarter of 2007. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $91,573 to $78,360 in the three months ended March 31, 2008, from $169,933 in 2007. Cost of goods sold as a percentage of sales decreased by 23.1% to 33.0% in 2008 compared to 56.1% in 2007. The decrease in cost of goods sold as a percentage of sales resulted primarily from a decrease in the allowance for excess inventories charged to cost of goods sold. The total allowance for excess inventories charged to cost of goods sold was approximately $3,000 and $65,000 in the three months ended March 31, 2008 and 2007, respectively. In 2008, material cost, excluding excess inventory allowances, increased 3.9% as a percent of sales, primarily because of a change in the sales mix.

Selling, general and administrative expenses decreased by $376,784 to $540,497 for the three months ended March 31, 2008, compared to $917,281 in the same quarter of 2007. The decrease in expenses related primarily to a decrease in stock based compensation expense of approximately $276,000, a decrease in salaries and related costs of approximately $61,000 because of fewer personnel, and a decrease in professional fees of approximately $32,000.

We did not incur any research and development expense in the three months ended March 31, 2008, compared to $8,554 for the three months ended March 31, 2007. We do not have any current research and development activities.

Legal fees decreased by $17,876 to $89,468 in the three months ended March 31, 2008, from $107,344 in the same quarter of 2007. A significant portion of the legal fees in both periods related to the patent infringement lawsuits.

Other income (expense) was ($92,238) in the three months ended March 31, 2008, compared to $5,524 in the same quarter of 2007. Interest expense increased by approximately $92,200 in 2008 compared to 2007. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation cost related to the line of credit.

The Company recognized no income tax benefit to offset the loss before income taxes in the three months ended March 31, 2008 and 2007, as no tax benefit could be utilized by the Company. The income taxes provided in both periods represented minimum state taxes.

The net loss for the three months ended March 31, 2008 was $563,376, or $.05 per share, compared to a net loss of $895,067, or $.07 per share in the same quarter of 2007. The change was the result of an increase in gross profit of $26,239 and decreased operating expenses of $403,214 being partially offset by an increase in nonoperating expenses of $97,762.

LIQUIDITY AND CAPITAL RESOURCES

Effective May 21, 2007, we entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 5.25%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of our company. We had outstanding indebtedness of $525,000 under the line at March 31, 2008.

During the three months ended March 31, 2008, the Company’s working capital position decreased due to the net effect of the operating loss being partially offset by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and proceeds on the bank line of credit. Assuming that we succeed in reversing the judgment against us in the ICOS litigation on appeal, we believe that our working capital at March 31, 2008 along with the funds available under the bank line of credit will be adequate to satisfy projected operating and capital requirements for the next twelve months. Should our costs and expenses prove to be greater than currently anticipated, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we may seek to raise it through the public or private sale of debt or equity securities, debt financing or short-term loans, or a combination of the foregoing. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations.

On June 1, 2007, the New York District Court entered an order finding our patent Nos. 6,064,756 and 6,064,757 not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. On September 12, 2007, we filed an appeal with the United States Court of Appeals for the District Court regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On November 7, 2007, we filed an emergency motion with the United States Court of Appeals for the District Court regarding the judgment and on November 8, 2007, the Court of Appeals ordered a temporary stay of the supplemental judgment. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment. On March 13, 2008, we completed briefing on the appeal of the original and supplemental judgments. We completed oral argument before a panel of the United States Court of Appeals for the Federal Circuit on May 9, 2008. If our appeal does not result in a reversal of the Court’s ruling related to the viability of our patents and the related judgment against us, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

Net cash used by operating activities for the three months ended March 31, 2008 totaled $183,565. Negative operating cash flows resulted from the net loss of $563,376 for the period being partially offset by non-cash adjustments of $220,131 relating to stock option and warrant compensation expense, depreciation and amortization and by net changes in operating assets and liabilities of $159,680 relating primarily to a decrease in receivables and an increase in accrued expenses.

Net cash provided by financing activities for the three months ended March 31, 2008 totaled $225,000. The amount relates to proceeds on the bank line of credit.

Item 4T.   Controls And Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

The material weakness relates to the monitoring and review of work performed by a financial consultant in the preparation of the financial statements, footnotes and financial data included in the reports we file or submit under the Exchange Act. All of our financial reporting is carried out by our financial consultant. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

In order to mitigate this material weakness to the fullest extent possible, all financial reports we file or submit under the Exchange Act are reviewed by the Chief Executive Officer, the President, and the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We are in the process of implementing appropriate procedures for monitoring and reviewing the work performed by our financial consultant.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On June 1, 2007, the New York District Court entered an order finding our patent Nos. 6,064,756 and 6,064,757 not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. On September 12, 2007, we filed an appeal with the United States Court of Appeals for the District Court regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On November 7, 2007, we filed an emergency motion with the United States Court of Appeals for the District Court regarding the judgment and on November 8, 2007, the Court of Appeals ordered a temporary stay of the supplemental judgment. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment. On March 13, 2008, we completed briefing on the appeal of the original and supplemental judgments. We completed oral argument before a panel of the United States Court of Appeals for the Federal Circuit on May 9, 2008. Disposition by the Federal Circuit is expected later in 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2008, the Company granted ten-year warrants to purchase an aggregate of 350,000 shares of common stock at $.07 per share to two directors and a consultant. The warrants were immediately exercisable. The Company relied upon Section 4(2) of the Securities Act for exemptions for transactions not involving a public offering.

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

Scanner Technologies Corporation

Dated: May 14, 2008	By:	/s/ Elwin M. Beaty
Elwin M. Beaty
Chief Executive Officer
and Chief Financial Officer
(Principal executive officer and principal
financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2008

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant--incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant--incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

10.1

Common Stock Purchase Warrant (150,000 shares) dated January 11, 2008 issued to Betsy Brenden Radtke--incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

10.2

Common Stock Purchase Warrant (150,000 shares) dated January 11, 2008 issued to Michael A. Thorsland--incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.