Form 10-Q
period 2008-06-30
SCANNER TECHNOLOGIES CORP
filed 2008-08-14
CIK 217222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number: 000-08149

SCANNER TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

New Mexico	85-0169650
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The Issuer had 12,235,568 shares of Common Stock, no par value, outstanding as of August 8, 2008.

SCANNER TECHNOLOGIES CORPORATION

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$17,050	$445,566	$254,637	$748,487

COST OF GOODS SOLD	63,002	214,853	141,362	384,786

GROSS PROFIT (LOSS)	(45,952)	230,713	113,275	363,701

OPERATING EXPENSES
Selling, general and administrative	190,349	459,731	730,846	1,377,012
Research and development	—	9,222	—	17,776
Legal fees	3,166	195,742	92,634	303,086
	193,515	664,695	823,480	1,697,874

LOSS FROM OPERATIONS	(239,467)	(433,982)	(710,205)	(1,334,173)

OTHER INCOME (EXPENSE)
Interest expense	(93,624)	(46,397)	(185,862)	(46,480)
Miscellaneous	—	3,127	—	8,734

LOSS BEFORE INCOME TAXES	(333,091)	(477,252)	(896,067)	(1,371,919)

INCOME TAXES	—	—	400	400

NET LOSS	$(333,091)	$(477,252)	$(896,467)	$(1,372,319)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.07)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	12,235,568	12,235,568	12,235,568	12,226,308

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,157	$4,565
Accounts receivable, less allowance of $12,000	135,716	303,214
Inventories	177,253	217,839
Prepaid expenses	26,505	26,602
TOTAL CURRENT ASSETS	355,631	552,220

PROPERTY AND EQUIPMENT, net	5,604	8,496

PATENT RIGHTS, net	3,430	24,014

OTHER	7,199	7,199

	$371,864	$591,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank line of credit	$785,000	$—
Accounts payable	67,451	132,474
Accrued expenses	81,810	119,238
Accrued judgment	3,355,033	3,355,033
TOTAL CURRENT LIABILITIES	4,289,294	3,606,745

BANK LINE OF CREDIT	—	300,000
TOTAL LIABILITIES	4,289,294	3,906,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 50,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized;
12,235,568 shares issued and outstanding	8,582,094	8,459,160
Deferred financing costs, net	(284,866)	(455,785)
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(12,060,758)	(11,164,291)
	(3,917,430)	(3,314,816)

	$371,864	$591,929

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(896,467)	$(1,372,319)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,892	4,820
Amortization of patent rights	20,584	29,160
Write-off of invalid patents	—	24,015
Stock option and warrant compensation expense	122,934	409,545
Amortization of deferred financing costs	170,919	35,608
Changes in operating assets and liabilities:
Accounts receivable	167,498	(74,411)
Inventories	40,586	149,147
Prepaid expenses	97	13,430
Accounts payable	(65,023)	77,600
Accrued expenses	(37,428)	24,804
Net cash used by operating activities	(473,408)	(678,601)

INVESTING ACTIVITY
Purchases of property and equipment	—	(3,851)

FINANCING ACTIVITIES
Proceeds on bank line of credit	485,000	—
Proceeds from exercise of stock options	—	9,653
Net cash provided by financing activities	485,000	9,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,592	(672,799)

CASH AND CASH EQUIVALENTS
Beginning of period	4,565	688,251

End of period	$16,157	$15,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$14,943	$10,872
Income taxes	400	400

Noncash financing activities:
Warrants issued in connection with line of credit for deferred financing costs	—	662,313

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company follows the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The unaudited condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007 reflect share-based compensation expense of $122,934 and $409,545, respectively, and for the three months ended June 30, 2007 reflect share-based compensation expense of $10,754. There was no share-based compensation expense in the three months ended June 30, 2008. At June 30, 2008, there was no unrecognized compensation cost related to options and warrants.

The fair value of options and warrants granted during the six months ended June 30, 2008 and 2007 was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	4.00%	4.65%
Dividend yield	0%	0%
Volatility factor of expected market price of common stock	148%	93%
Weighted average expected life	3.8 years	1.9 years

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average common shares outstanding for the reported period. Diluted net loss per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. All warrants and options were antidilutive in the three and six month periods ended June 30, 2008 and 2007, respectively.

Options and warrants to purchase 7,421,122 shares of common stock with a weighted average exercise price of $1.18 were excluded from the diluted computation for the three and six months ended June 30, 2008, respectively, because they were antidilutive. Options and warrants to purchase 7,442,882 shares of common stock with a weighted average exercise price of $1.47 were excluded from the diluted computation for the three and six months ended June 30, 2007, respectively, because they were antidilutive.

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

2.	Going Concern -

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company incurred net losses of $896,467, $5,800,121 and $1,084,305 for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively, and has a stockholders’ deficit of $3,917,430 at June 30, 2008. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The unfavorable outcome of recent litigation (Note 5) against ICOS Vision Systems Corp. N.V. (“ICOS”) had an adverse effect on the Company’s financial condition. The Company appealed the judgment in that case, however, and on June 19, 2008, the United States Court of Appeals issued an opinion reversing the judgment in part and affirming the judgment in part. ICOS has filed a petition for a panel rehearing with the Court of Appeals. If the Company’s appeal does not result in the reversal of the District Court’s rulings, the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

During the six months ended June 30, 2008, the Company’s working capital position decreased due to the net effect of the operating loss which was partially offset by non-cash adjustments relating to stock option and warrant compensation, depreciation and amortization, and by the effect of the bank line of credit becoming a current liability during the period. In response to reduced demand for its products and declining working capital, the Company has made a significant reduction in its number of employees and implemented other cost-saving measures. Despite these efforts to reduce costs, the Company expects to continue to incur litigation expenses, perhaps at a higher rate than in the second quarter, due in part to two additional proceedings filed against the Company in response to the June 19 opinion of the United States Court of Appeals in the ICOS litigation. Assuming the Company succeeds in reversing the judgment against it in the ICOS litigation and that litigation expenses in the third and fourth quarters are substantially the same as in the second quarter, the Company believes that its working capital at June 30, 2008 along with the funds available under the bank line of credit will be adequate to satisfy its projected operating and capital requirements until the end of calendar 2008. If litigation expenses in the third and fourth quarters are higher than second quarter amounts, the Company will deplete its working capital more rapidly and will need additional financing before the end of calendar 2008. The Company is pursuing several alternatives to obtain additional working capital including seeking additional debt or equity financing and licensing or sale of the Company’s intellectual property to licensors or buyers that may include parties interested in continuing to enforce the Company’s intellectual property through litigation and negotiation with the other parties in the Company’s existing litigation to reach a satisfactory resolution of such litigation. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations. If the Company is unable to secure the necessary cash or working capital, it may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient operating cash flow, including the impact of litigation-related expenses, or to obtain additional financing or refinancing to meet its obligations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities should the Company be unable to continue as a going concern.

3.	Inventories -

Inventories, net of allowances of $230,000 and $246,000 at June 30, 2008 and December 31, 2007, respectively, consisted of the following:

	June 30, 2008	December 31, 2007
Finished goods	$37,027	$69,027
Subassemblies	41,368	49,284
Raw materials	98,858	99,528
	$177,253	$217,839

Obsolete inventories of approximately $51,000 were written off against the reserve in the six months ended June 30, 2008.

4.	Bank Line of Credit -

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, 5.00% at June 30, 2008. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of the Company. The Company had outstanding indebtedness of $785,000 under the line at June 30, 2008.

5.	Contingencies and Uncertainty -

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

In July 2000, the Company instituted a lawsuit against ICOS Vision Systems Corp. N.V. (“ICOS”) for infringement of two of its patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. A trial was held in March 2005 in the United States District Court for the Southern District of New York. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare patents 6,064,756 and 6,064,757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s 6,064,756 and 6,064,757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. The Company wrote off the net unamortized balance of the invalid patents in the second quarter of 2007. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On September 12, 2007, the Company filed an appeal with the United States Court of Appeals for the Federal Circuit regarding this case. On November 2, 2007, the New York District court issued a supplemental judgment that ordered Scanner to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment pending appeal. On June 19, 2008, the Court of Appeals issued an opinion that reversed the New York Court’s judgment that the Company’s patents are unenforceable due to inequitable conduct, and vacated the award of attorneys’ fees. The Court of Appeals affirmed decisions of noninfringement and invalidity of U.S. patents 6,064,756 and 6,064,757 owned by the Company. On June 20, 2008, NVIDIA Corporation and ICOS filed declaratory judgment complaints against the Company in the U.S. District Court for the Southern District of New York. The complaints seek rulings that various patents owned by the Company are invalid and not infringed by BGA devices manufactured by NVIDIA and inspection equipment manufactured by ICOS. On July 14, 2008, ICOS filed a petition for a panel rehearing with the Court of Appeals as to the issue of unenforceability of Scanner’s patents due to inequitable conduct. The Company intends to vigorously defend itself and its intellectual property rights and expects to incur significant additional expenses to pursue its claims. If the Company is successful on its appeal, some of the proceeds to be received, if any, by Scanner in connection with the foregoing lawsuit or subsequent litigation with respect to patent litigation will be distributed to its CEO and President in accordance with employment agreements. No assessment of the likely outcome of the appeal can be made at this time.

6.	Stock Options and Warrants -

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

GENERAL

Our condensed consolidated financial statements were prepared assuming we will continue as a going concern. We incurred net losses of $896,467, $5,800,121 and $1,084,305 for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively, and have a stockholders’ deficit of $3,917,430 at June 30, 2008. These conditions raise a substantial doubt about our ability to continue as a going concern. The unfavorable outcome of recent litigation (See Note 5 to the condensed consolidated financial statements) against ICOS had an adverse effect on our financial condition. We appealed the judgment in that case, however, and on June 19, 2008, the United States Court of Appeals issued an opinion reversing the judgment in part and affirming the judgment in part. ICOS has filed a petition for a panel rehearing with the Court of Appeals. If our appeal does not result in the reversal of the District Court’s rulings, the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, operations.

During the six months ended June 30, 2008, our working capital position decreased due to the net effect of the operating loss which was partially offset by non-cash adjustments relating to stock option and warrant compensation, depreciation and amortization, and by the effect of the bank line of credit becoming a current liability during the period. In response to reduced demand for our products and declining working capital, we have made a significant reduction in the number of our employees and implemented other cost-saving measures. Despite these efforts to reduce costs, we expect to continue to incur litigation expenses, perhaps at a higher rate than in the second quarter, due in part to two additional proceedings filed against us in response to the June 19 opinion of the United States Court of Appeals in the ICOS litigation. Assuming we succeed in reversing the judgment against us in the ICOS litigation and that litigation expenses in the third and fourth quarters are substantially the same as in the second quarter, we believe that our working capital at June 30, 2008 along with the funds available under the bank line of credit will be adequate to satisfy our projected operating and capital requirements until the end of calendar 2008. If litigation expenses in the third and fourth quarters are higher than second quarter amounts, we will deplete our working capital more rapidly and will need additional financing before the end of calendar 2008. We are pursuing several alternatives to obtain additional working capital including seeking additional debt or equity financing and licensing or sale of our intellectual property to licensors or buyers that may include parties interested in continuing to enforce our intellectual property through litigation and negotiation with the other parties in our existing litigation to reach a satisfactory resolution of such litigation. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations. If we are unable to secure the necessary cash or working capital, the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, operations.

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

We record litigation-related accruals as a charge to operations when information is available prior to the issuance of our condensed consolidated financial statements that indicates that it is probable a liability has been incurred at the date of the condensed consolidated financial statements and the amount can be reasonably determined. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. The judgment has been appealed and is currently stayed. The total costs related to this judgment were accrued in the fourth quarter of 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenues for the three months ended June 30, 2008, were $17,050 compared to $445,566 for the three months ended June 30, 2007. Module, spare and parts sales declined significantly in 2008. Six modules were sold in the three months ended June 30, 2007 while none were sold in the three months ended June 30, 2008. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $151,851 to $63,002 in the three months ended June 30, 2008, from $214,853 in 2007. The decrease in cost of goods sold resulted primarily from the significant decrease in revenues and a decrease in the allowance for excess inventories charged to cost of goods sold. The total allowance for excess inventories charged to cost of goods sold was approximately $32,000 and $57,000 in the three months ended June 30, 2008 and 2007, respectively.

Selling, general and administrative expenses decreased by $269,382 to $190,349 for the three months ended June 30, 2008, compared to $459,731 in the same quarter of 2007. The decrease in expenses related primarily to a decrease in salaries and related costs of approximately $160,000 because of the implementation of cost reduction programs and because of fewer personnel, a decrease in professional fees of approximately $55,000, and a decrease in share-based compensation expense of approximately $11,000. In addition, the net unamortized patent costs of approximately $24,000 were written-off in 2007 on patents deemed to be invalid.

We did not incur any research and development expense in the three months ended June 30, 2008, compared to $9,222 for the three months ended June 30, 2007. We do not have any current research and development activities.

Legal fees decreased by $192,576 to $3,166 in the three months ended June 30, 2008, from $195,742 in the same quarter of 2007. A significant portion of the legal fees in 2007 related to the patent infringement lawsuits.

Other expense was $93,624 in the three months ended June 30, 2008, compared to $43,270 in the same quarter of 2007. Interest expense increased by $47,227 in 2008 compared to 2007. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation cost related to the line of credit.

We recognized no income tax benefit to offset the loss before income taxes in the three months ended June 30, 2008 and 2007, as no tax benefit could be utilized.

The net loss for the three months ended June 30, 2008 was $333,091 or $.03 per share, compared to a net loss of $477,252, or $.04 per share in the same quarter of 2007. The change was the result of decreased operating expenses of $471,180 being offset by a decrease in gross profit of $276,665 and by an increase in nonoperating expenses of $50,354.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenues for the six months ended June 30, 2008, were $254,637 compared to $748,487 for the six months ended June 30, 2007. Module, spare and parts sales declined significantly in 2008. Nine modules were sold in the six months ended June 30, 2007 while one was sold in the six months ended June 30, 2008. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $243,424 to $141,362 in the six months ended June 30, 2008, from $384,786 in 2007. The decrease in cost of goods sold resulted primarily from the significant decrease in revenues and a decrease in the allowance for excess inventories charged to cost of goods sold. The total allowance for excess inventories charged to cost of goods sold was approximately $35,000 and $122,000 in the six months ended June 30, 2008 and 2007, respectively. In 2008, material cost, excluding excess inventory allowances, decreased 1.2% as a percent of sales, primarily because of the change in the sales mix.

Selling, general and administrative expenses decreased by $646,166 to $730,846 for the six months ended June 30, 2008, compared to $1,377,012 for the six months ended June 30, 2007. The decrease in expenses related primarily to a decrease in share-based compensation expense of approximately $287,000, a decrease in salaries and related costs of approximately $221,000 because of the implementation of cost reduction programs and because of fewer personnel, and a decrease in professional fees of approximately $87,000. In addition, the net unamortized patent costs of approximately $24,000 were written-off in 2007 on patents deemed to be invalid.

We did not incur any research and development expense in the six months ended June 30, 2008, compared to $17,776 for the six months ended June 30, 2007. We do not have any current research and development activities.

Legal fees decreased by $210,452 to $92,634 in the six months ended June 30, 2008, from $303,086 in the same period of 2007. A significant portion of the legal fees in both periods related to the patent infringement lawsuits.

Other expense was $185,862 in the six months ended June 30, 2008, compared to $37,746 in the first six months of 2007. Interest expense increased by $139,382 in 2008 compared to 2007. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation cost related to the line of credit.

We recognized no income tax benefit to offset the loss before income taxes in the six months ended June 30, 2008 and 2007, as no tax benefit could be utilized.

The net loss for the six months ended June 30, 2008 was $896,467, or $.07 per share, compared to a net loss of $1,372,319, or $.11 per share in the same period of 2007. The change was the result of decreased operating expenses of $874,394 being offset by a decrease in gross profit of $250,426 and by an increase in nonoperating expenses of $148,116.

LIQUIDITY AND CAPITAL RESOURCES

Effective May 21, 2007, we entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, currently 5.00%. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of the Company. We had outstanding indebtedness of $785,000 under the line at June 30, 2008.

During the six months ended June 30, 2008, our working capital position decreased due to the net effect of the operating loss being partially offset by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and by the effect of the bank line of credit becoming a current liability during the period. Assuming we succeed in reversing the judgment against us in the ICOS litigation and that litigation expenses in the third and fourth quarters are substantially the same as in the second quarter, we believe that our working capital at June 30, 2008 along with the funds available under the bank line of credit will be adequate to satisfy our projected operating and capital requirements until the end of calendar 2008. If litigation expenses in the third and fourth quarters are higher than second quarter amounts, we will deplete our working capital more rapidly and will need additional financing before the end of calendar 2008. We are pursuing several alternatives to obtain additional working capital including seeking additional debt or equity financing and licensing or sale of our intellectual property to licensors or buyers that may include parties interested in continuing to enforce our intellectual property through litigation and negotiation with the other parties in our existing litigation to reach a satisfactory resolution of such litigation. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations. If we are unable to secure the necessary cash or working capital, the Company may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, operations.

On June 1, 2007, the New York District Court entered an order finding our patent Nos. 6,064,756 and 6,064,757 not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. On September 12, 2007, we filed an appeal with the United States Court of Appeals for the Federal Circuit regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment pending appeal. On June 19, 2008, the Court of Appeals issued an opinion that reversed the New York Court’s judgment that our patents are unenforceable due to inequitable conduct, and vacated the award of attorneys’ fees. On July 14, 2008, ICOS filed a petition for a panel rehearing with the Court of Appeals as to the issue of unenforceability of our patents due to inequitable conduct.

Net cash used by operating activities for the six months ended June 30, 2008 totaled $473,408. Negative operating cash flows resulted from the net loss of $896,467 being partially offset by non-cash adjustments of $317,329 relating to stock option and warrant compensation expense, depreciation and amortization and by net changes in operating assets and liabilities of $105,730 relating primarily to a decreases in accounts payable and accrued expenses, accounts receivable and inventories.

Net cash provided by financing activities for the six months ended June 30, 2008 totaled $485,000. The amount relates to proceeds on the bank line of credit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2007, the New York District Court entered an order finding our patent Nos. 6,064,756 and 6,064,757 not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. On September 12, 2007, we filed an appeal with the United States Court of Appeals for the Federal Circuit regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment pending appeal. On June 19, 2008, the Court of Appeals issued an opinion that reversed the New York Court’s judgment that our patents are unenforceable due to inequitable conduct, and vacated the award of attorneys’ fees. The Court of Appeals affirmed decisions of noninfringement and invalidity of U.S. patents 6,064,756 and 6,064,757 owned by us. On June 20, 2008, NVIDIA Corporation and ICOS filed declaratory judgment complaints against us in the U.S. District Court for the Southern District of New York. The complaints seek rulings that various patents owned by the Company are invalid and not infringed by BGA devices manufactured by NVIDIA and inspection equipment manufactured by ICOS. On July 14, 2008, ICOS filed a petition for a panel rehearing with the Court of Appeals as to the issue of unenforceability of our patents due to inequitable conduct.

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

Scanner Technologies Corporation

Dated: August 14, 2008	By:	/s/ Elwin M. Beaty
Elwin M. Beaty
Chief Executive Officer and Chief Financial Officer
(Principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2008

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