Form 10-Q
period 2008-09-30
SCANNER TECHNOLOGIES CORP
filed 2008-11-19
CIK 217222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Issuer had 12,121,568 shares of Common Stock, no par value, outstanding as of October 31, 2008.

SCANNER TECHNOLOGIES CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES	$27,901	$468,964	$282,538	$1,217,451

COST OF GOODS SOLD	66,794	512,132	208,156	896,918

GROSS PROFIT (LOSS)	(38,893)	(43,168)	74,382	320,533

OPERATING EXPENSE (INCOME)
Selling, general and administrative	126,276	376,560	857,122	1,753,572
Research and development	—	8,196	—	25,972
Legal fees	14,399	133,782	107,033	436,868
Judgment	(3,355,033)	—	(3,355,033)	—

	(3,214,358)	518,538	(2,390,878)	2,216,412

INCOME (LOSS) FROM OPERATIONS	3,175,465	(561,706)	2,465,260	(1,895,879)

OTHER INCOME (EXPENSE)	(95,572)	(91,269)	(281,434)	(129,015)

INCOME (LOSS) BEFORE INCOME TAXES	3,079,893	(652,975)	2,183,826	(2,024,894)

INCOME TAXES	—	—	400	400

NET INCOME (LOSS)	$3,079,893	$(652,975)	$2,183,426	$(2,025,294)

NET INCOME (LOSS) PER SHARE - BASIC	$0.25	$(0.05)	$0.18	$(0.17)

NET INCOME (LOSS) PER SHARE - DILUTED	$0.25	$(0.05)	$0.18	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	12,235,568	12,235,568	12,235,568	12,229,429

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	12,235,568	12,235,568	12,278,719	12,229,429

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,454	$4,565
Accounts receivable, less allowances of $2,000 and $12,000	17,102	303,214
Inventories	95,867	217,839
Prepaid expenses	16,947	26,602

TOTAL CURRENT ASSETS	143,370	552,220

PROPERTY AND EQUIPMENT, net	4,181	8,496

PATENT RIGHTS, net	—	24,014

OTHER	7,199	7,199

	$154,750	$591,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank line of credit	$785,000	$—
Accounts payable	106,560	132,474
Accrued expenses	15,267	119,238
Accrued judgment	—	3,355,033

TOTAL CURRENT LIABILITIES	906,827	3,606,745

BANK LINE OF CREDIT	—	300,000

TOTAL LIABILITIES	906,827	3,906,745

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,235,568 shares issued and outstanding	8,582,094	8,459,160
Deferred financing costs, net	(199,406)	(455,785)
Note receivable for common stock	(153,900)	(153,900)
Accumulated deficit	(8,980,865)	(11,164,291)

	(752,077)	(3,314,816)

	$154,750	$591,929

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$2,183,426	$(2,025,294)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	4,315	7,335
Amortization of patent rights	24,014	39,451
Write-off of invalid patents	—	24,015
Stock option and warrant compensation expense	122,934	419,761
Amortization of deferred financing costs	256,379	121,068
Changes in operating assets and liabilities:
Accounts receivable	286,112	(185,185)
Inventories	121,972	517,409
Prepaid expenses	9,655	8,996
Accounts payable	(25,914)	226,796
Accrued expenses	(103,971)	(46,888)
Accrued judgment	(3,355,033)	—

Net cash used by operating activities	(476,111)	(892,536)

INVESTING ACTIVITY
Purchases of property and equipment	—	(3,851)

FINANCING ACTIVITIES
Proceeds on bank line of credit	485,000	220,000
Proceeds from exercise of stock options	—	9,653

Net cash provided by financing activities	485,000	229,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,889	(666,734)

CASH AND CASH EQUIVALENTS
Beginning of period	4,565	688,251

End of period	$13,454	$21,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$25,055	$16,746
Income taxes	400	400

Noncash financing activities:
Warrants issued in connection with line of credit for deferred financing costs	—	662,313

See notes to condensed consolidated financial statements.

SCANNER TECHNOLOGIES CORPORATION AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB.

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

Patent Rights

Patent rights are stated at cost less accumulated amortization. Amortization is provided using the straight- line method over six years, the deemed useful lives of the patents. The patent rights are fully amortized at September 30, 2008.

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

Accounting for Stock-Based Compensation

The Company has a stock-based employee compensation plan consisting of stock options and warrants. The Company follows the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment (as amended),” using the modified prospective application method and the interpretations in Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment.” Among other items, SFAS No. 123(R) requires companies to recognize the cost of employee/director services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The unaudited condensed consolidated statements of operations for the nine months ended September 30, 2008 and 2007 reflect share-based compensation expense of $122,934 and $419,761, respectively, and for the three months ended September 30, 2007 reflect share-based compensation expense of $10,216. There was no share-based compensation expense in the three months ended September 30, 2008. At September 30, 2008, there was no unrecognized compensation cost related to options and warrants.

The fair value of options and warrants granted during the nine months ended September 30, 2008 and 2007 was estimated at grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average common shares outstanding for the reported period. Diluted net income (loss) per share reflects the potential dilution that could occur if holders of warrants and options that are not antidilutive converted their holdings into common stock. The dilutive effect of warrants and options included 43,151 additional shares for the nine months ended September 30, 2008. All warrants and options were antidilutive in the three months ended September 30, 2008 and in the three and nine month periods ended September 30, 2007.

Options and warrants to purchase 7,421,122 and 6,371,122 shares of common stock with a weighted average exercise price of $1.18 and $1.36 were excluded from the diluted computation for the three and nine months ended September 30, 2008, respectively, because they were antidilutive. Options and warrants to purchase 5,520,122 shares of common stock with a weighted average exercise price of $1.60 were excluded from the diluted computation for the three and nine months ended September 30, 2007, respectively, because they were antidilutive.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Company has elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

The condensed consolidated financial statements were prepared in contemplation of the Company as a going concern. The Company had net income of $2,183,426 for the nine months ended September 30, 2008, incurred net losses of $5,800,121 and $1,084,305 for the years ended December 31, 2007 and 2006, respectively, and has a stockholders’ deficit of $752,077 at September 30, 2008. As a result of court rulings related to recent litigation against ICOS Vision Systems Corp. N.V. (“ICOS”) (Note 5), the net loss for the year ended December 31, 2007 includes a judgment expense in the amount of $3,355,033 and the net income for the nine months ended September 30, 2008 includes the reversal of the judgment expense in the same amount. The Company’s operating losses and stockholders’ deficit raise a substantial doubt about the Company’s ability to continue as a going concern. If the Company continues to incur operating losses, it may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

During the nine months ended September 30, 2008, the Company’s working capital position improved primarily due to the net income for the period being incremented by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and offset by the effect of the bank line of credit becoming a current liability during the period. In response to reduced demand for its products, the Company has made a significant reduction in its number of employees and implemented other cost-saving measures. Despite these efforts to reduce costs, the Company expects to continue to incur litigation expenses, perhaps at a higher rate than in the third quarter of 2008, due in part to additional proceedings filed against the Company in response to the June 19, 2008 opinion and the September 19, 2008 mandate of the United States Court of Appeals in the ICOS litigation (Note 5). The Company currently has insufficient working capital and is pursuing several alternatives to obtain additional working capital including seeking additional debt or equity financing and licensing or sale of the Company’s intellectual property to licensors or buyers that may include parties interested in continuing to enforce the Company’s intellectual property through litigation and negotiation with the other parties in the Company’s existing litigation to reach a satisfactory resolution of such litigation. There is no assurance that the Company will be able to secure the additional cash or working capital that it requires to continue operations. If the Company is unable to secure the necessary cash or working capital, it may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, its operations.

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

3.	Inventories -

Inventories, net of allowances of $264,000 and $246,000 at September 30, 2008 and December 31, 2007, respectively, consisted of the following:

	September 30, 2008	December 31, 2007

Finished goods	$31,327	$69,027
Subassemblies	21,878	49,284
Raw materials	42,662	99,528

	$95,867	$217,839

Obsolete inventories of approximately $62,000 were written off against the reserve in the nine months ended September 30, 2008.

4.	Bank Line of Credit -

Effective May 21, 2007, the Company entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, 5.00% at September 30, 2008. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of the Company. The Company had outstanding indebtedness of $785,000 under the line at September 30, 2008.

5.	Contingencies and Uncertainty -

In an agreement dated April 19, 2002, the Company’s Chief Executive Officer (“CEO”) forgave the payment of his accrued salary of $1,254,575 and released the Company, its successors, its officers and directors from any liability in connection with the accrued salary. In exchange, the Company agreed that its CEO will receive certain proceeds, if any, that Scanner may receive out of litigation involving patents that Scanner had licensed. Under the agreement, the Company keeps 60% of any proceeds of the currently ongoing litigation and pays its CEO 40% of such proceeds until the Company has been reimbursed for all attorney fees and other expenses incurred in connection with the current litigation, and its CEO has received the total of $1,254,575. If one party receives all the amounts owing to such party before the other party’s claim under this provision is satisfied, the other party receives 100% of the proceeds until its claim is satisfied. If any proceeds remain after such payment, the Company’s CEO receives 50% of such remainder. He also has a right to receive part of the proceeds, if any, the Company may receive out of any subsequent litigation involving the licensed patents. The Company keeps 60% of any such proceeds until its attorney fees and other expenses incurred in connection with the current and any subsequent litigation have been reimbursed, and its CEO receives 40% of any such proceeds until he has received a total of $1,254,575 of the proceeds of the currently ongoing and any subsequent litigation. If any proceeds of the subsequent litigation remain after such distribution, the Company will pay 25% of such remaining proceeds to its CEO. To date, aggregate proceeds of $160,000 related to this agreement were paid to the CEO, which occurred in 2003.

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

In July 2000, the Company instituted a lawsuit against ICOS for infringement of two of its patents (U.S. Patent Nos. 6,064,756 and 6,064,757). The patents disclose systems and methods of inspecting ball grid array devices in three dimensions. A trial was held in March 2005 in the United States District Court for the Southern District of New York. ICOS later instituted actions against the Company in 2005 and 2007 asking the court to declare patents 6,064,756 and 6,064,757, and other related patents invalid and not infringed. On June 1, 2007, the New York court entered an order finding the Company’s 6,064,756 and

6,064,757 patents not infringed by ICOS and its customers, and barring the Company from enforcing all of its patents related to inspecting ball grid array devices in three dimensions. The Company wrote off the net unamortized balance of the invalid patents in the second quarter of 2007. As a result of the ruling, the court dismissed the 2005 and 2007 ICOS actions and permitted ICOS to move for attorney’s fees and costs. On September 12, 2007, the Company filed an appeal with the United States Court of Appeals for the Federal Circuit regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered Scanner to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment pending appeal. On June 19, 2008, the Court of Appeals issued an opinion that reversed the New York Court’s judgment that the Company’s patents are unenforceable due to inequitable conduct, and vacated the award of attorneys’ fees. The Court of Appeals affirmed decisions of noninfringement and invalidity of U.S. patents 6,064,756 and 6,064,757 owned by the Company. On September 19, 2008, the Court of Appeals mandated its June 19, 2008 opinion. On June 20, 2008, and on September 19, 2008, NVIDIA Corporation and ICOS filed declaratory judgment complaints against the Company in the U.S. District Court for the Southern District of New York. The complaints seek rulings that various patents owned by the Company are invalid and not infringed by BGA devices manufactured by NVIDIA and inspection equipment manufactured by ICOS. The Company intends to vigorously defend itself and its intellectual property rights and expects to incur significant additional expenses to pursue its claims. No assessment of the likely outcome of the declaratory judgment complaints can be made at this time. If the Company’s patents are found invalid in this proceeding, its ability to license its technology will be substantially diminished or eliminated.

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

7.	Subsequent Event -

In August 2004, warrants to purchase 114,000 shares of common stock at $1.35 per share were exercised in exchange for a note receivable of $153,900. In October 2008, the 114,000 shares of common stock were returned to the Company in satisfaction of the note receivable.

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

GENERAL

Our condensed consolidated financial statements were prepared assuming we will continue as a going concern. We had net income of $2,183,426 for the nine months ended September 30, 2008, incurred net losses of $5,800,121 and $1,084,305 for the years ended December 31, 2007 and 2006, respectively, and have a stockholders’ deficit of $752,077 at September 30, 2008. As a result of court rulings related to recent litigation against ICOS, the net loss for the year ended December 31, 2007 includes a judgment expense in the amount of $3,355,033 and the net income for the nine months ended September 30, 2008 includes the reversal of the judgment expense in the same amount. Our operating losses and stockholders’ deficit raise a substantial doubt about our ability to continue as a going concern. If we continue to incur operating losses, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

During the nine months ended September 30, 2008, our working capital position improved primarily due to the net income for the period being incremented by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and offset by the effect of the bank line of credit becoming a current liability during the period. In response to reduced demand for our products, we have made a significant reduction in the number of employees and implemented other cost-saving measures. Despite these efforts to reduce costs, we expect to continue to incur litigation expenses, perhaps at a higher rate than in the third quarter of 2008, due in part to additional proceedings filed against us in response to the June 19, 2008 opinion and the September 19, 2008 mandate of the United States Court of Appeals in the ICOS litigation (See Part II Item 1 Legal Proceedings). We currently have insufficient working capital and are pursuing several alternatives to obtain additional working capital including seeking additional debt or equity financing and licensing or sale of our intellectual property to licensors or buyers that may include parties interested in continuing to enforce our intellectual property through litigation and negotiation with the other parties in our existing litigation to reach a satisfactory resolution of such litigation. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations. If we are unable to secure the necessary cash or working capital, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

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

We record litigation-related accruals as a charge to operations when information is available prior to the issuance of our condensed consolidated financial statements that indicates that it is probable a liability has been incurred at the date of the condensed consolidated financial statements and the amount can be reasonably determined. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. The total costs related to this judgment were accrued in the fourth quarter of 2007. We appealed the judgment and on September 19, 2008, the Court of Appeals issued a mandate that reversed the New York Court’s ruling that our patents are unenforceable due to inequitable conduct, and vacated the award of attorneys’ fees. The accrual of $3,355,033 for total costs related to the judgment was reversed in the quarter ended September 30, 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the three months ended September 30, 2008, were $27,901 compared to $468,964 for the three months ended September 30, 2007. Module, spare and parts sales declined significantly in 2008. Five modules were sold in the three months ended September 30, 2007 while none were sold in the three months ended September 30, 2008. Only one module was sold in 2008, which occurred in March 2008. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $445,338 to $66,794 in the three months ended September 30, 2008, from $512,132 in 2007. The decrease in cost of goods sold resulted primarily from the significant decrease in revenues and a decrease in the allowance for excess inventories charged to cost of goods sold. The total allowance for excess inventories charged to cost of goods sold was approximately $45,000 and $355,000 in the three months ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses decreased by $250,284 to $126,276 for the three months ended September 30, 2008, compared to $376,560 in the same quarter of 2007. The decrease in expenses related primarily to a decrease in salaries and related costs of approximately $170,000 because of the implementation of cost reduction programs and because of fewer personnel, a decrease in professional fees of approximately $45,000, a decrease in share-based compensation expense of approximately $10,000 and a decrease in bad debt expense of approximately $10,000.

We did not incur any research and development expense in the three months ended September 30, 2008, compared to $8,196 for the three months ended September 30, 2007. We do not have any current research and development activities.

Legal fees decreased by $119,383 to $14,399 in the three months ended September 30, 2008, from $133,782 in the same quarter of 2007. A significant portion of the legal fees in 2007 related to the patent infringement lawsuits.

We recognized a judgment of $3,355,033 for attorney’s fees, costs and expert fees in the fourth quarter of 2007 in connection with the supplemental judgment that was issued against us in November 2007 related to an unfavorable ruling in the ICOS patent infringement lawsuit. We appealed the judgment in 2007 and in September 2008, the Court of Appeals vacated the award of attorney’s fees and costs. The accrual for the judgment was removed from the condensed consolidated balance sheet and included in the condensed consolidated statement of operations in the quarter ended September 30, 2008.

Other expense was $95,572 in the three months ended September 30, 2008, compared to $91,269 in the same quarter of 2007. Interest expense increased by $4,238 in 2008 compared to 2007. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation cost related to the line of credit.

We recognized no income tax expense to offset the income before income taxes in the three months ended September 30, 2008, as the income taxes that would have been provided were primarily offset by a decrease in the valuation allowance on the deferred tax assets. We recognized no income tax benefit to offset the loss before income taxes in the three months ended September 30, 2007, as no tax benefit could be utilized.

The net income for the three months ended September 30, 2008 was $3,079,893 or $.25 per share, compared to a net loss of $652,975, or $.05 per share in the same quarter of 2007. The change was the result of decreased operating expenses of $3,732,896 and an increase in gross profit of $4,275 being partially offset by an increase in nonoperating expenses of $4,303.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues for the nine months ended September 30, 2008, were $282,538 compared to $1,217,451 for the nine months ended September 30, 2007. Module, spare and parts sales declined significantly in 2008. Fourteen modules were sold in the nine months ended September 30, 2007 while one was sold in the nine months ended September 30, 2008. The 2008 module sale occurred in March 2008. Since we sell relatively few of our devices each year, our business is characterized by uneven quarterly results that are dependent on the timing, nature and mix of sales.

Cost of goods sold decreased by $688,762 to $208,156 in the nine months ended September 30, 2008, from $896,918 in 2007. The decrease in cost of goods sold resulted primarily from the significant decrease in revenues and a decrease in the allowance for excess inventories charged to cost of goods sold. The total allowance for excess inventories charged to cost of goods sold was approximately $80,000 and $477,000 in the nine months ended September 30, 2008 and 2007, respectively.

Selling, general and administrative expenses decreased by $896,450 to $857,122 for the nine months ended September 30, 2008, compared to $1,753,572 for the nine months ended September 30, 2007. The decrease in expenses related primarily to a decrease in salaries and related costs of approximately $391,000 because of the implementation of cost reduction programs and because of fewer personnel, a decrease in share-based compensation expense of approximately $297,000, a decrease in professional fees of approximately $130,000 primarily because of a reduction in litigation related costs, and a decrease in marketing related costs of approximately $30,000. In addition, the amortization and write-off of patent costs decreased by approximately $39,000 because the patents were fully amortized during the third quarter of 2008 and the net unamortized patent costs of approximately $24,000 were written-off in 2007 on patents deemed to be invalid.

We did not incur any research and development expense in the nine months ended September 30, 2008, compared to $25,972 for the nine months ended September 30, 2007. We do not have any current research and development activities.

Legal fees decreased by $329,835 to $107,033 in the nine months ended September 30, 2008, from $436,868 in the same period of 2007. A significant portion of the legal fees in both periods related to the patent infringement lawsuits.

We recognized a judgment of $3,355,033 for attorney’s fees, costs and expert fees in the fourth quarter of 2007 in connection with the supplemental judgment that was issued against us in November 2007 related to an unfavorable ruling in the ICOS patent infringement lawsuit. We appealed the judgment in 2007 and in September 2008, the Court of Appeals vacated the award of attorney’s fees and costs. The accrual for the judgment was removed from the condensed consolidated balance sheet and included in the condensed consolidated statement of operations in the quarter ended September 30, 2008.

Other expense was $281,434 in the nine months ended September 30, 2008, compared to $129,015 in the first nine months of 2007. Interest expense increased by $143,620 in 2008 compared to 2007. Interest expense resulted primarily from outstanding balances on the line of credit and from amortization of the warrant valuation cost related to the line of credit.

We recognized no income tax expense to offset the income before income taxes in the nine months ended September 30, 2008, as the income taxes that would have been provided were primarily offset by a decrease in the valuation allowance on the deferred tax assets. We recognized no income tax benefit to offset the loss before income taxes in the nine months ended September 30, 2007, as no tax benefit could be utilized.

The net income for the nine months ended September 30, 2008 was $2,183,426, or $.18 per share, compared to a net loss of $2,025,294, or $.17 per share in the same period of 2007. The change was the result of decreased operating expenses of $4,607,290 being partially offset by a decrease in gross profit of $246,151 and by an increase in nonoperating expenses of $152,419.

LIQUIDITY AND CAPITAL RESOURCES

Effective May 21, 2007, we entered into a bank line of credit through May 1, 2009 in the amount of $1,170,000. The interest rate is the bank’s reference rate, 5.00% at September 30, 2008. The line is collateralized by a security interest in the assets of the Company and guaranteed by eleven individuals, one of whom is a director of the Company. We had outstanding indebtedness of $785,000 under the line at September 30, 2008. Recognizing that draws on the line of credit may adversely affect the guarantors of the line, we will carefully consider whether draws on the line of credit are appropriate given the Company’s circumstances.

During the nine months ended September 30, 2008, our working capital position improved primarily due to the net income for the period being incremented by non-cash adjustments, relating to stock option and warrant compensation, depreciation and amortization, and offset by the effect of the bank line of credit becoming a current liability during the period. In response to reduced demand for our products, we have made a significant reduction in the number of employees and implemented other cost-saving measures. Despite these efforts to reduce costs, we expect to continue to incur litigation expenses, perhaps at a higher rate than in the third quarter of 2008, due in part to additional proceedings filed against us in response to the June 19, 2008 opinion and the September 19, 2008 mandate of the United States Court of Appeals in the ICOS litigation (See Part II, Item 1 Legal Proceedings). We currently have insufficient working capital and are pursuing several alternatives to obtain additional working capital including seeking additional debt or equity financing and licensing or sale of our intellectual property to licensors or buyers that may include parties interested in continuing to enforce our intellectual property through litigation and negotiation with the other parties in our existing litigation to reach a satisfactory resolution of such litigation. There is no assurance that we will be able to secure the additional cash or working capital that we require to continue operations. If we are unable to secure the necessary cash or working capital, we may be required to seek protection from creditors under the bankruptcy laws or to curtail, and possibly cease, our operations.

Net cash used by operating activities for the nine months ended September 30, 2008 totaled $476,111. Negative operating cash flows resulted from the net income of $2,183,426 for the period and the non-cash adjustments of $407,642 relating to stock option and warrant compensation expense, depreciation and amortization being more than offset by net changes in operating assets and liabilities of $3,067,179 relating primarily to decreases in accrued judgment, accounts payable, accrued expenses, accounts receivable and inventories.

Net cash provided by financing activities for the nine months ended September 30, 2008 totaled $485,000. The amount relates to proceeds on the bank line of credit.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls over financial reporting constituted a material weakness as discussed below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosures, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2007, the New York District Court entered an order finding our patent Nos. 6,064,756 and 6,064,757 not infringed by ICOS and its customers, and barring us from enforcing all of our patents related to inspecting ball grid array devices in three dimensions. On September 12, 2007, we filed an appeal with the United States Court of Appeals for the Federal Circuit regarding this case. On November 2, 2007, the New York District Court issued a supplemental judgment that ordered us to pay ICOS $2,717,934 in attorney’s fees, $245,229 in costs, and $391,870 in expert fees, for a total award of fees and costs of $3,355,033. On January 3, 2008, the Court of Appeals ordered a stay of the supplemental judgment pending appeal. On June 19, 2008, the Court of Appeals issued an opinion that reversed the New York Court’s judgment that our patents are unenforceable due to inequitable conduct, and vacated the award of attorneys’ fees. The Court of Appeals affirmed decisions of noninfringement and invalidity of U.S. patents 6,064,756 and 6,064,757 owned by us. On September 19, 2008, the Court of Appeals mandated its June 19, 2008 opinion. On June 20, 2008, and on September 19, 2008, NVIDIA Corporation and ICOS filed declaratory judgment complaints against us in the U.S. District Court for the Southern District of New York. The complaints seek rulings that various patents owned by the Company are invalid and not infringed by BGA devices manufactured by NVIDIA and inspection equipment manufactured by ICOS. If our patents are found invalid in this proceeding, our ability to license our technology will be substantially diminished or eliminated.

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

Scanner Technologies Corporation

Dated: November 19, 2008	By:	/s/ Elwin M. Beaty

Elwin M. Beaty
Chief Executive Officer and Chief Financial Officer
(Principal executive officer and principal
financial and accounting officer)

EXHIBIT INDEX

SCANNER TECHNOLOGIES CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2008

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant—incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

3.2	Amended and Restated Bylaws of the Registrant—incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2002

31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *Filed herewith.